Form 10-K405
period 2000-03-30
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS CENTURION BANK; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2001-03-30
CIK 1003509, 949348, 949349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___
     Commission File Nos. 000-20787-00; 000-20787-01; 33-95784; 333-67567;
                          333-91473-00; 333-91473-01

                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                            (Issuer of Certificates)

                         AMERICAN EXPRESS CENTURION BANK
                  Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

             Utah                                              11-2869526
   (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

6985 Union Park Center, Midvale, Utah                            84047
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (801) 565-5000


              AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
                  Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3854638
   (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

200 Vesey Street, New York, New York                             10285
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 640-4473

      Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to Section 12(g) of the Act:

      the Class A Series 1996-1 6.80% Asset Backed Certificates, the Class B Series 1996-1 6.95% Asset Backed Certificates, the Class A Series 1997-1 6.40% Asset Backed Certificates, the Class B Series 1997-1 6.55% Asset Backed Certificates, the Class A Series 1998-1 Floating Rate Asset Backed Certificates, the Class B Series 1998-1 Floating Rate Asset Backed Certificates, the Class A Series 1999-1 5.60% Asset Backed Certificates, the Class B Series 1999-1 5.85% Asset Backed Certificates, the Class A Series 1999-2 5.95% Asset Backed Certificates, the Class B Series 1999-2 6.10% Asset Backed Certificates, the Class A Series 1999-3 Floating Rate Asset Backed Certificates, the Class B Series 1999-3 Floating Rate Asset Backed Certificates, the Class A Series 1999-4 Floating Rate Asset Backed Certificates, the Class B Series 1999-4 Floating Rate Asset Backed Certificates, the Class A Series 1999-5 Floating Rate Asset Backed Certificates, the Class B Series 1999-5 Floating Rate Asset Backed Certificates, the Class A Series 1999-6 Floating Rate Asset Backed Certificates, the Class B Series 1999-6 Floating Rate Asset Backed Certificates, the Class A Series 2000-1 7.20% Asset Backed Certificates, the Class B Series 2000-1 7.40% Asset Backed Certificates, the Class A Series 2000-2 Floating Rate Asset Backed Certificates, the Class B Series 2000-2 Floating Rate Asset Backed Certificates, the Class A Series 2000-3 Floating Rate Asset Backed Certificates, the Class B Series 2000-3 Floating Rate Asset Backed Certificates, the Class A Series 2000-4 Floating Rate Asset Backed Certificates, the Class B Series 2000-4 Floating Rate Asset Backed Certificates, the Class A Series 2000-5 Floating Rate Asset Backed Certificates, the Class B Series 2000-5 Floating Rate Asset Backed Certificates, the Class A Series 2001-1 Floating Rate Asset Backed Certificates, the Class B Series 2001-1 Floating Rate Asset Backed Certificates, the Class A Series 2001-2 Floating Rate Asset Backed Certificates and the Class B Series 2001-2 Floating Rate Asset Backed Certificates


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.            Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:                         Not applicable.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1:  Business

     The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator, American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, Mail Stop 4607B, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive office is located at 6985 Union Park Center, Midvale, Utah.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of designated American Express Credit Card (whether branded Optima(R)Card or otherwise), Optima Line of Credit and Sign & Travel(R)/Extended Payment Option consumer revolving credit accounts or features and other charge or credit accounts or products (collectively, the "Accounts") owned by Centurion or other eligible account owners (each, including Centurion, an "Account Owner"), all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy.

     No Originator or Account Owner will act as a guarantor with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any Originator or Account Owner or the assets of any Originator or Account Owner. Instead the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

     The Receivables that, to date, have been conveyed to the Trust arise from Accounts selected from Centurion's portfolio and consist of amounts charged or otherwise borrowed by Account holders for goods and services and cash advances ("Principal Receivables"), plus the related periodic finance charges, amounts charged to Accounts in respect of late charges and certain other items (the "Finance Charge Receivables").

     Each Series of Investor Certificates will belong to a certain group of Series (each, a "Group"). The Series included in a particular Group will share a common distribution date and other terms, and certain cash collections may be allocated among the Series within a Group (any Group for which collections will be so allocated is hereinafter referred to as a "Reallocation Group"). The Agreement and Supplements govern the allocation of collections in respect of Principal Receivables and Finance Charge Receivables between the interests of the transferors and the Investor Certificateholders and, for the Investor Certificateholders, to each Group, based generally on the sum of the principal amounts of Investor Certificates for all Series in all Groups. Each Supplement will prescribe the manner in which collections will be allocated among Series.

     Each Group may have a certain number of Series which will share, to a limited extent, the collections in respect of Principal Receivables and Finance Charge Receivables allocated to such Group. In addition, certain excess collections of Principal Receivables ("Shared Principal Collections") or Finance Charge Receivables ("Excess Finance Charge Collections") allocated to a Series in one Group that are not required to make distributions with respect to the Certificates of the Series in such Group may be shared with the Series in another Group (each such Series is hereinafter referred to, respectively, as a "Principal Sharing Series" and an "Excess Allocation Series"). For each Series, the Supplement relating to such Series will govern the terms and timing of payment of interest and principal and the allocations of collections of Principal Receivables and Finance Charge Receivables among the various Series within such Series' Group and among Series in a different Group.

     The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued 32 classes of Investor Certificates:

     .    Class A Series 1996-1  6.80%  Asset  Backed  Certificates  and Class B
          Series 1996-1 6.95% Asset Backed Certificates (collectively, the "Series 1996-1 Certificates");

     .    Class A Series  1997-1  6.40% Asset  Backed  Certificates  and Class B
          Series 1997-1 6.55% Asset Backed Certificates (collectively, the "Series 1997-1 Certificates");

     .    Class A Series  1998-1  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  1998-1  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 1998-1 Certificates");

     .    Class A Series  1999-1  5.60% Asset  Backed  Certificates  and Class B
          Series 1999-1 5.85% Asset Backed Certificates (collectively, the "Series 1999-1 Certificates");

     .    Class A Series  1999-2  5.95% Asset  Backed  Certificates  and Class B
          Series 1999-2 6.10% Asset Backed Certificates (collectively, the "Series 1999-2 Certificates");

     .    Class A Series  1999-3  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  1999-3  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 1999-3 Certificates");

     .    Class A Series  1999-4  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  1999-4  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 1999-4 Certificates");

     .    Class A Series  1999-5  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  1999-5  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 1999-5 Certificates");

     .    Class A Series  1999-6  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  1999-6  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 1999-6 Certificates");

     .    Class A Series  2000-1  7.20% Asset  Backed  Certificates  and Class B
          Series 2000-1 7.40% Asset Backed Certificates (collectively, the "Series 2000-1 Certificates");

     .    Class A Series  2000-2  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2000-2  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2000-2 Certificates");

     .    Class A Series  2000-3  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2000-3  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2000-3 Certificates");

     .    Class A Series  2000-4  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2000-4  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2000-4 Certificates");

     .    Class A Series  2000-5  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2000-5  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2000-5 Certificates");

     .    Class A Series  2001-1  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2001-1  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2001-1 Certificates"); and

     .    Class A Series  2001-2  Floating  Rate Asset Backed  Certificates  and
          Class  B  Series  2001-2  Floating  Rate  Asset  Backed   Certificates
          (collectively, the "Series 2001-2 Certificates").


     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2000 or, as applicable, the amount of such items as of December 25, 2000. This annual report is filed herewith as Exhibit 99.3.



Item 2.  Properties

         See Exhibit 99.3.



Item 3.  Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets, the Servicer or the Originators, exclusive of ordinary routine litigation incidental to the Trustee's, Servicer's or Originators' duties under the Agreement.



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) To the best knowledge of the Registrant, there is no established public trading market for the Investor Certificates.

         (b) The Investor Certificates, representing investors' interests in the Trust, were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the Investor Certificates.

         (c)  Not applicable.



Item 6.  Selected Financial Data

         Not applicable.

Item 7.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

         Not applicable.



Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.



Item 8.  Financial Statements and Supplementary Data

         See Exhibit 99.3.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.




                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not applicable.



Item 11. Executive Compensation

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificate on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 5, 2001 the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:

                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS A SERIES
              1996-1 6.80%
              ASSET BACKED
              CERTIFICATES:     Chase Manhattan Bank    $160,648,000      18.6%

                                State Street Bank &
                                  Trust Company         $108,035,000      12.5%

                                The Bank of New York    $ 82,995,000       9.6%

                                Boston Safe Deposit &
                                  Trust Company         $ 82,915,000       9.6%

                                Bank of Tokyo -
                                  Mitsubishi Trust
                                  Company               $ 80,000,000       9.2%

                                Citibank, N.A.          $ 52,598,000       6.1%

                                The Northern Trust
                                  Company               $ 50,325,000       5.8%



              CLASS B SERIES
              1996-1 6.95%
              ASSET BACKED
              CERTIFICATES:     Chase Manhattan Bank    $ 23,000,000      38.3%

                                Investors Bank &
                                  Trust Company         $ 22,575,000      37.6%

                                The Bank of New York    $  5,550,000       9.2%

                                Bank One Trust Company,
                                  N.A.                  $  4,250,000       7.1%


                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS A SERIES
              1997-1 6.40%
              ASSET BACKED
              CERTIFICATES:     Chase Manhattan Bank    $247,269,000     28.6%

                                The Bank of New York    $ 93,440,000     10.8%

                                Bankers Trust Company   $ 91,003,000     10.5%

                                The Northern Trust
                                  Company               $ 77,193,000      8.9%

                                State Street Bank &
                                  Trust Company         $ 77,121,000      8.9%

                                Citibank, N.A.          $ 57,515,000      6.6%

                                Boston Safe Deposit &
                                  Trust Company         $ 45,395,000      5.2%



              CLASS B SERIES
              1997-1 6.55%
              ASSET BACKED
              CERTIFICATES:     The Bank of New York    $ 19,000,000     31.7%

                                State Street Bank &
                                  Trust Company         $ 15,000,000     25.0%

                                Chase Manhattan Bank    $  9,900,000     16.5%

                                Investors Bank &
                                  Trust Company         $  9,700,000     16.2%



              CLASS A SERIES
              1998-1 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Chase Manhattan Bank    $212,410,000     25.7%

                                Citibank, N.A.          $184,790,000     22.4%

                                Bankers Trust Company   $142,500,000     17.3%

                                Boston Safe Deposit &
                                  Trust Company         $ 81,805,000      9.9%

                                State Street Bank &
                                  Trust Company         $ 79,070,000      9.6%



                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS B SERIES
              1998-1 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Bankers Trust Company   $ 38,000,000     47.5%

                                Chase Manhattan Bank    $ 30,000,000     37.5%

                                Citibank, N.A.          $ 12,000,000     15.0%


              CLASS A SERIES
              1999-1 5.60%
              ASSET BACKED
              CERTIFICATES:     Bankers Trust Company   $132,981,000     15.4%

                                Chase Manhattan Bank    $113,385,000     13.1%

                                State Street Bank &
                                  Trust Company         $104,040,000     12.0%

                                Bank of New York        $ 85,319,000      9.9%

                                The Northern Trust
                                  Company               $ 58,596,000      6.8%

                                Bank One Trust
                                  Company, N.A./
                                  Public Employee
                                  Retirement            $ 55,000,000      6.4%

                                Boston Safe Deposit &
                                  Trust Company         $ 53,380,000      6.2%

                                Union Bank of
                                  California, N.A.      $ 44,245,000      5.1%


              CLASS B SERIES
              1999-1 5.85%
              ASSET BACKED
              CERTIFICATES:     FUNB - Philadelphia
                                   Main                 $ 32,500,000     54.2%

                                Chase Manhattan Bank    $ 18,000,000     30.0%

                                State Street Bank &
                                  Trust Company         $  7,000,000     11.7%



                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS A SERIES
              1999-2 5.95%
              ASSET BACKED
              CERTIFICATES:     Bank of New York        $ 79,639,000     18.4%

                                Boston Safe Deposit &
                                  Trust Company         $ 60,920,000     14.1%

                                State Street Bank &
                                  Trust Company         $ 58,365,000     13.5%

                                Chase Manhattan Bank    $ 57,019,000     13.2%

                                Bankers Trust Company   $ 53,529,000     12.4%

                                Citibank, N.A.          $ 30,500,000      7.1%


              CLASS B SERIES
              1999-2 6.10%
              ASSET BACKED
              CERTIFICATES:     Chase Manhattan Bank    $ 16,000,000     53.3%

                                Bank of New York        $  9,800,000     32.7%

                                Brown Brothers
                                  Harriman & Co.        $  4,200,000     14.0%


              CLASS A SERIES
              1999-3 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Chase Bank of
                                  Texas, N.A.           $360,000,000     43.6%

                                State Street Bank &
                                  Trust Company         $232,000,000     28.1%

                                Bankers Trust Company   $ 80,000,000      9.7%

                                Boston Safe Deposit &
                                  Trust Company         $ 80,000,000      9.7%

                                Citibank, N.A.          $ 50,000,000      6.1%




                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS B SERIES
              1999-3 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Bank One Trust
                                  Company, N.A.         $ 25,000,000     31.2%

                                Chase Bank of
                                  Texas, N.A.           $ 25,000,000     31.2%

                                Bankers Trust Company   $ 20,000,000     25.0%

                                Chase Manhattan Bank    $ 10,000,000     12.5%


              CLASS A SERIES
              1999-4 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     The Northern Trust
                                  Company               $116,000,000     28.1%

                                Boston Safe Deposit &
                                  Trust Company         $ 94,500,000     22.9%

                                Chase Manhattan Bank    $ 63,350,000     15.3%

                                Deutsche Bank A.G.,
                                  New York Branch       $ 40,000,000      9.7%

                                Bank of New York        $ 33,000,000      8.0%

                                State Street Bank &
                                  Trust Company         $ 23,000,000      5.6%


              CLASS B SERIES
              1999-4 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Bank One Trust
                                  Company, N.A.         $  30,000,000    75.0%

                                Chase Manhattan Bank    $  10,000,000    25.0%


              CLASS A SERIES
              1999-5 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     State Street Bank &
                                  Trust Company         $273,000,000     66.2%

                                Citibank, N.A.          $113,000,000     27.4%



                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS B SERIES
              1999-5 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Chase Manhattan Bank    $ 20,000,000     50.0%

                                The Fuji Bank & Trust
                                  Company               $ 20,000,000     50.0%


              CLASS A SERIES
              1999-6 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     The Northern Trust
                                  Company               $132,930,000     32.2%

                                State Street Bank &
                                  Trust Company         $ 90,750,000     22.0%

                                Citibank, N.A.          $ 76,750,000     18.6%

                                Deutsche Bank A.G.,
                                  New York Branch       $ 32,000,000      7.7%

                                Brown Brothers
                                  Harriman & Co.        $ 22,100,000      5.3%


              CLASS B SERIES
              1999-6 FLOATING
              RATE ASSET
              BACKED
              CERTIFICATES:     Citibank, N.A.          $  25,000,000    62.5%

                                Chase Manhattan Bank    $  15,000,000    37.5%



                                                         Principal
                                                          Amount of     Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
              CLASS A SERIES
              2000-1 7.20%
              ASSET BACKED
              CERTIFICATES:     The Northern Trust
                                  Company               $  55,255,000    12.8%

                                Bankers Trust Company   $  46,035,000    10.6%

                                State Street Bank -
                                  Trust Custody         $  41,100,000     9.5%

                                State Street Bank &
                                  Trust Company         $  36,650,000     8.5%

                                Boston Safe Deposit &
                                  & Trust Company       $  34,450,000     7.9%

                                Chase Manhattan Bank    $  29,675,000     6.9%

                                Merrill Lynch, Pierce,
                                  Fenner & Smith, Inc.  $  26,000,000     6.0%

                                Bank of New York        $  25,760,000     5.9%

                                Salomon Smith Barney
                                  Inc./Salomon Brothers $  22,730,000     5.2%


              CLASS B SERIES
              2000-1 7.40%
              ASSET BACKED
              CERTIFICATES:     Chase Manhattan Bank    $   6,025,000    20.0%

                                Citibank, N.A.          $   5,725,000    19.1%

                                Bank One Trust
                                  Company, N.A. -
                                  State                 $   4,350,000    14.5%

                                Wells Fargo Bank
                                  Minnesota, N.A.       $   2,850,000     9.5%

                                State Street Bank &
                                  Trust Company         $   2,450,000     8.2%

                                Salomon Smith Barney
                                  Inc./Salomon Brothers $   1,850,000     6.2%

                                Goldman Sachs & Co.     $   1,800,000     6.0%



                                                         Principal
                                                          Amount of     Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------

              CLASS A SERIES
              2000-2 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      State Street Bank &
                                  Trust Company         $172,000,000     41.7%

                                Chase Manhattan Bank    $106,580,000     25.8%

                                Bankers Trust Company   $ 75,000,000     18.2%

                                Citibank, N.A.          $ 29,000,000      7.0%


              CLASS B SERIES
              2000-2 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      Bankers Trust Company   $ 25,000,000     62.5%

                                Bank One Trust
                                  Company, N.A.         $ 13,000,000     32.5%

                                The Northern Trust
                                  Company               $  2,000,000      5.0%


              CLASS A SERIES
              2000-3 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      State Street Bank &
                                  Trust Company         $358,500,000     43.3%

                                Boston Safe Deposit &
                                  Trust Company         $245,000,000     29.7%

                                Citibank, N.A.          $ 69,000,000      8.4%

                                Chase Manhattan Bank    $ 68,440,000      8.3%


              CLASS B SERIES
              2000-3 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      The Fuji Bank & Trust
                                  Company               $  30,000,000    37.5%

                                Chase Manhattan Bank    $  22,500,000    28.1%

                                Bank One Trust
                                  Company, N.A.         $  15,000,000    18.7%

                                Bank of Tokyo -
                                  Mitsubishi Trust
                                  Company               $  10,000,000    12.5%



                                                         Principal
                                                          Amount of     Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------

              CLASS A SERIES
              2000-4 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      Bank of Tokyo -
                                  Mitsubishi Trust
                                  Company               $1,000,000,000    100%


              CLASS B SERIES
              2000-4 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      Bank of Tokyo -
                                  Mitsubishi Trust
                                  Company               $   48,000,000   49.5%

                                Chase Manhattan Bank    $   35,000,000   36.1%

                                Bankers Trust Company   $   13,970,000   14.4%


              CLASS A SERIES
              2000-5 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      Boston Safe Deposit &
                                  Trust Company         $  195,000,000   30.0%

                                State Street Bank &
                                  Trust Company         $  164,500,000   25.3%

                                Merrill Lynch, Pierce,
                                  Fenner & Smith
                                  Safekeeping           $   95,000,000   14.6%

                                The Northern Trust
                                  Company               $   72,000,000   11.1%

                                Chase Manhattan Bank    $   61,000,000    9.4%




              CLASS B SERIES
              2000-5 FLOATING
              RATE ASSET
              BACKED
              CERTFICATES:      Chase Manhattan Bank    $ 30,000,000     47.6%

                                Bank One Trust
                                  Company, N.A.         $ 14,000,000     22.2%

                                Bankers Trust Company   $ 10,000,000     15.9%

                                State Street Bank &
                                  Trust Company         $  5,170,000      8.2%


               The address of each of the above participants is:

               c/o The Depository Trust Company
               55 Water Street
               New York, New York  10041

        (b)    Not applicable.

        (c)    Not applicable.



Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Agreement.




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   Financial Statements:

               1.  Annual Servicing Statement Delivered to the Trustee (filed as
                   Exhibit 99.1).

               2.  Annual Accountant's Report  of  Ernst & Young  LLP  (filed as
                   Exhibit 99.2).

               3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).


         (b)   Reports on Form 8-K:

               The Trust has filed the following reports on Form 8-K since March 31, 2000:

               1. Form 8-K, dated April 17, 2000, attaching the Monthly Servicer's Certificate for the due period February 25, 2000 through March 25, 2000.

               2. Form 8-K, dated April 25, 2000, attaching the Series Term Sheet, dated April 25, 2000, setting forth the proposed
                   issuances  of  the   Class  A  Floating  Rate   Asset  Backed
                   Certificates and the Class B Floating Rate Asset Backed Certificates of the American Express Credit Account Master Trust, Series 2000-3.

               3. Form 8-K, dated May 3, 2000, attaching the Series 2000-3 Supplement, dated as of May 3, 2000, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

               4.  Form  8-K,  dated   May  15,  2000,  attaching   the  Monthly
                   Servicer's Certificate for the due period March 26, 2000 through April 24, 2000.

               5. Form 8-K, dated May 19, 2000, attaching the Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York, and also attaching the Supplemental Conveyance No. 4, dated as of May 19, 2000, between American Express
                   Receivables Financing Corporation II and American Express Credit Corporation.

               6.  Form  8-K,  dated  June  15,  2000,  attaching   the  Monthly
                   Servicer's Certificate for the due period April 25, 2000 through May 24, 2000.

               7.  Form  8-K,  dated  July  17,  2000,  attaching   the  Monthly
                   Servicer's Certificate for the due period May 25, 2000 through June 24, 2000.

               8. Form 8-K, dated August 8, 2000, attaching the Assignment No. 5 of Receivables in Additional Accounts, dated as of August 8, 2000, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York and, also attaching the Supplemental Conveyance No. 5, dated as of August 8, 2000, between American
                   Express Receivables Financing Corporation II and American Express Credit Corporation.

               9. Form 8-K, dated August 15 , 2000, attaching the Monthly Servicer's Certificate for the due period June 25, 2000 through July 25, 2000.

               10. Form 8-K, dated September 6, 2000, attaching  the Series Term
                   Sheet, dated September 6, 2000, setting forth the proposed issuance of the Class A Floating Rate Asset Backed
                   Certificates and the Class B Floating Rate Asset Backed Certificates of the American Express Credit Account Master Trust, Series 2000-5.

              11. Form 8-K, dated September 15, 2000, attaching the Monthly Servicer's Certificate for the due period July 26, 2000 through August 24, 2000.

              12.  Form 8-K,  dated  September 15,  2000, attaching  the  Series
                   2000-5   Supplement,  dated   as   of  September  15,  2000,
                   supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

              13. Form 8-K, dated October 16, 2000, attaching the Monthly Servicer's Certificate for the due period August 25, 2000 through September 24, 2000.

              14. Form 8-K, dated November 15, 2000, attaching the Monthly Servicer's Certificate for the due period September 25, 2000 through October 25, 2000.

              15. Form 8-K, dated December 15, 2000, attaching the Monthly Servicer's Certificate for the due period October 26, 2000 through November 24, 2000.

              16. Form 8-K, dated January 16, 2001, attaching the Monthly Servicer's Certificate for the due period November 25, 2000 through December 25, 2000.

              17. Form 8-K, dated February 15, 2001, attaching the Monthly Servicer's Certificate for the due period December 26, 2000 through January 25, 2001.

              18. Form 8-K, dated February 15, 2001, attaching the Series Term Sheet, dated February 12, 2001, setting forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates and the Class B Floating Rate Asset Backed Certificates of the American Express Credit Account Master Trust, Series 2001-1.

              19.  Form 8-K,  dated  February  23,  2001,  attaching  the Series
                   2001-1   Supplement,  dated   as   of   February  23,  2001,
                   supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996.

              20. Form 8-K, dated March 13, 2001, attaching the Series Term Sheet, dated March 13, 2001, setting forth the proposed issuances of the Class A 5.53% Asset Backed Certificates and the Class B 5.83% Asset Backed Certificates, Series 2001-2, of the American Express Credit Account Master Trust; and also attaching the Series Term Sheet, dated March 13, 2001, setting forth the proposed issuances of the Class A Floating Rate Asset Backed Certificates and the Class B Asset Backed Certificates, Series 2001-3, of the American Express Credit Account Master Trust.

              21. Form 8-K, dated March 15, 2001, attaching the Monthly Servicer's Certificate for the due period January 26, 2001 through February 24, 2001.

              22. Form 8-K, dated March 27, 2001, attaching the Assignment No. 6 of Receivables in Additional Accounts, dated as of March 2, 2001, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York and, also attaching the Supplemental Conveyance o. 6, ated as of March 2, 2001, between American Express Receivables Financing Corporation II and American Express Credit Corporation.


         (c)  Exhibits:

              4.1  Pooling and Servicing Agreement,  dated  as  of  May 16, 1996
                   (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

              4.2 Supplemental Assumption Agreement, dated as of June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

              4.3 Assignment No. 1 of Receivables in Additional Accounts, dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation
                   II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated as of August 15, 1997, File Nos. 000-20787-01 and 000-20787-
                   00).

              4.4 Assignment No. 3 of Receivables in Additional Accounts, dated as of September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated as of September 1, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.5 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of May 19, 2000, File Nos. 000-20787-01 and
                   000-20787-00).

              4.6 Assignment No. 5 of Receivables in Additional Accounts, dated as of August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of August 8, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.7 Assignment No. 6 of Receivables in Additional Accounts, dated as of March 2, 2001, by and among American Expres Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of March 27, 2001, File Nos. 000-20787-01 and 000-20787-00).

              4.8 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated as of August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

              4.9  Supplemental  Conveyance No. 3,  dated  as  of  September 13,
                   1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated as of September 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.10 Supplemental Conveyance No. 4, dated  as  of May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of May 19, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.11 Supplemental Conveyance No. 5, dated as of August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of August 8, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.12 Supplemental Conveyance No. 6, dated as of  March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of March 27, 2001, File Nos. 000-20787-01 and 000-20787-00).

              4.13 Series 1996-1 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

              4.14 Series 1997-1 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

              4.15 Series 1998-1 Supplement to  the Pooling and Servicing Agree-
                   ment, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

              4.16 Series 1999-1 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated as of April 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.17 Series 1999-2 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.18 Series 1999-3 Supplement to  the Pooling and Servicing Agree-
                   ment, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.19 Series 1999-4 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.20 Series 1999-5 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of August 17, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.21 Series 1999-6 Supplement to the Pooling and  Servicing Agree-
                   ment, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1999, File Nos. 000-20787-01 and 000-20787-00).

              4.22 Series  2000-1  Supplement  to   the  Pooling  and  Servicing
                   Agreement,  dated  as   of  February  16,  2000 (incorporated
                   by reference to Exhibit 4.1 of Form 8-K, dated as of February 16, 2000, File Nos. 000-20787-01 and 000-20787-
                   00).

              4.23 Series  2000-2  Supplement  to   the  Pooling  and  Servicing
                   Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 16, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.24 Series 2000-3 Supplement to the Pooling and Servicing  Agree-
                   ment, dated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of May 3, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.25 Series 2000-4  Supplement to the Pooling and Servicing Agree-
                   ment, dated as of June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of June 22, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.26 Series  2000-5  Supplement  to   the  Pooling  and  Servicing
                   Agreement, dated as of September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 15, 2000, File Nos. 000-20787-01 and 000-20787-00).

              4.27 Series  2001-1  Supplement   to  the  Pooling  and  Servicing
                   Agreement, dated as of February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 23, 2001, File Nos. 000-20787-01 and 000-20787-00).

              10.1 Form of RFC II Purchase  Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

              24.1 Power of Attorney for American Express Centurion Bank.

              24.2 Power of Attorney for American Express Receivables Financing
                   Corporation II.

              99.1 Annual Servicing Statement Delivered to the Trustee.

              99.2 Annual Accountant's Report of Ernst & Young LLP.

              99.3 Annual Report Containing Aggregate Information for the Fiscal
                   Year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                   AMERICAN EXPRESS CENTURION BANK,
                                   Co-Originator of the Trust and Registrant

                                   By: /s/ Rhonda Halpern
                                       --------------------------------------
                                       Rhonda Halpern
                                       Chief Financial Officer
                                       Treasurer, and Chief Compliance Officer
                                       (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

          *
----------------------
Ash Gupta                          Director and Chairman

          *
----------------------
David E. Poulsen                   Director, President and
                                   Chief Executive Officer
          *
----------------------
Maria J. Garciaz                   Director

          *
----------------------
Peter A. Lefferts                  Director


----------------------
Raymond F. Pettit                  Director

          *
----------------------
Frank L. Skillern                  Director


----------------------
Jay Stevelman                      Director

          *
----------------------
Roslyn M. Watson                   Director

          *
----------------------
James F. Welch                     Director



* By: /s/ John Hobby
      ----------------
      John Hobby
      Attorney-in-Fact

Dated:  March 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                   AMERICAN EXPRESS RECEIVABLES FINANCING
                                   CORPORATION II,
                                   Co-Originator of the Trust and Registrant

                                   By: /s/ Leslie R. Scharfstein
                                       --------------------------------------
                                       Leslie R. Scharfstein
                                       President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

        *
-------------------------
Leslie R. Scharfstein                       President
                                            (Principal Executive Officer)

        *
-------------------------
John D. Koslow                              Vice President and Treasurer
                                            (Principal Finance Officer and
                                            Principal Accounting Officer)
        *
-------------------------
Donald J. Puglisi                           Director


        *
-------------------------
Jay B. Stevelman                            Director




* By:  /s/ Leslie R. Scharfstein
       -------------------------
       Leslie R. Scharfstein
       Attorney-in-Fact


Dated:  March 30, 2001

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).


4.1 Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

4.2 Supplemental Assumption Agreement, dated as of June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K filed by registrant on July 16, 1996, File No. 000-20787).

4.3 Assignment No. 1 of Receivables in Additional Accounts, dated as of August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated as of August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.4 Assignment No. 3 of Receivables in Additional Accounts, dated as of September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated as of September 1, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.5 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of May 19, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.6 Assignment No. 5 of Receivables in Additional Accounts, dated as of August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of August 8, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.7 Assignment No. 6 of Receivables in Additional Accounts, dated as of March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated as of March 27, 2001, File Nos. 000-20787-01 and 000-20787-00).

4.8 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated as of August 15, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.9 Supplemental Conveyance No. 3, dated as of September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated as of September 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.10 Supplemental Conveyance No. 4, dated as of May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of May 19, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.11 Supplemental Conveyance No. 5, dated as of August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of August 8, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.12 Supplemental Conveyance No. 6, dated as of March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated as of March 27, 2001, File Nos. 000-20787-01 and 000-20787-00).

4.13 Series 1996-1 Supplement to the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 4.2 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

4.14 Series 1997-1 Supplement to the Pooling and Servicing Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1997, File Nos. 000-20787-01 and 000-20787-00).

4.15 Series 1998-1 Supplement to the Pooling and Servicing Agreement, dated as of June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 15, 1998, File Nos. 000-20787-01 and 000-20787-00).

4.16 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated as of April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated as of April 21, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.17 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.18 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated as of May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of May 19, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.19 Series 1999-4 Supplement to the Pooling and Servicing Agreement, dated as of August 17, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of August 17, 1999, File Nos. 000-20787-01 and 000-
     20787-00).

4.20 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated as of August 17 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated as of August 17, 1999, File Nos. 000-20787-01 and 000-20787-
     00).

4.21 Series 1999-6 Supplement to the Pooling and Servicing Agreement, dated as of September 16, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 16, 1999, File Nos. 000-20787-01 and 000-20787-00).

4.22 Series 2000-1 Supplement to the Pooling and Servicing Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 16, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.23 Series 2000-2 Supplement to the Pooling and Servicing Agreement, dated as of February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 16, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.24 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of May 3, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.25 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated as of June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of June 22, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.26 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated as of September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated as of September 15, 2000, File Nos. 000-20787-01 and 000-20787-00).

4.27 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated as of February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 23, 2001, File Nos. 000-20787-01 and 000-20787-00).

10.1 Form of RFC II Purchase  Agreement  (incorporated  by  reference to Exhibit
     10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

24.1* Power of Attorney for American Express Centurion Bank.

24.2* Power of Attorney for American Express Receivables Financing  Corporation
      II.

99.1* Annual Servicing Statement Delivered to the Trustee.

99.2* Annual Accountant's Report of Ernst & Young LLP.

99.3* Annual Report Containing Aggregate Information for the Fiscal Year.