Form 10-K
period 2002-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II; AMERICAN EXPRESS CENTURION BANK
filed 2003-03-31
CIK 1003509, 949349, 949348

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002

                                   OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___ to ___

                   Commission File No. 000-20787-07

             AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                        (Issuer of Certificates)

                   AMERICAN EXPRESS CENTURION BANK
              Co-Originator of the Trust and a Transferor
         (Exact name of registrant as specified in its charter)

                Utah                                     11-2869526
    (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

 4315 South 2700 West, Salt Lake City, Utah                84184
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code (801) 945-3000

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

  Registrant's telephone number, including area code (212) 640-2357

   Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

    Class A Series 1998-1 Floating Rate Asset Backed Certificates, Class B Series 1998-1 Floating Rate Asset Backed Certificates, Class A Series 1999-1 5.60% Asset Backed Certificates,
    Class B Series 1999-1 5.85% Asset Backed Certificates,
    Class A Series 1999-2 5.95% Asset Backed Certificates,
    Class B Series 1999-2 6.10% Asset Backed Certificates,
    Class A Series 1999-3 Floating Rate Asset Backed Certificates, Class B Series 1999-3 Floating Rate Asset Backed Certificates, Class A Series 1999-5 Floating Rate Asset Backed Certificates, Class B Series 1999-5 Floating Rate Asset Backed Certificates, Class A Series 2000-1 7.20% Asset Backed Certificates,
    Class B Series 2000-1 7.40% Asset Backed Certificates,
    Class A Series 2000-2 Floating Rate Asset Backed Certificates, Class B Series 2000-2 Floating Rate Asset Backed Certificates, Class A Series 2000-3 Floating Rate Asset Backed Certificates, Class B Series 2000-3 Floating Rate Asset Backed Certificates, Class A Series 2000-4 Floating Rate Asset Backed Certificates, Class B Series 2000-4 Floating Rate Asset Backed Certificates, Class A Series 2000-5 Floating Rate Asset Backed Certificates, Class B Series 2000-5 Floating Rate Asset Backed Certificates, Class A Series 2001-1 Floating Rate Asset Backed Certificates, Class B Series 2001-1 Floating Rate Asset Backed Certificates, Class A Series 2001-2 5.53% Asset Backed Certificates,
    Class B Series 2001-2 5.83% Asset Backed Certificates,
    Class A Series 2001-3 Floating Rate Asset Backed Certificates, Class B Series 2001-3 Floating Rate Asset Backed Certificates, Class A Series 2001-4 Floating Rate Asset Backed Certificates, Class B Series 2001-4 Floating Rate Asset Backed Certificates, Class A Series 2001-5 Floating Rate Asset Backed Certificates, Class B Series 2001-5 Floating Rate Asset Backed Certificates, Class A Series 2001-6 Floating Rate Asset Backed Certificates, Class B Series 2001-6 Floating Rate Asset Backed Certificates, Class A Series 2001-7 Floating Rate Asset Backed Certificates, Class B Series 2001-7 Floating Rate Asset Backed Certificates, Class A Series 2002-1 Floating Rate Asset Backed Certificates, Class B Series 2002-1 Floating Rate Asset Backed Certificates, Class A Series 2002-2 Floating Rate Asset Backed Certificates, Class B Series 2002-2 Floating Rate Asset Backed Certificates, Class A Series 2002-3 Floating Rate Asset Backed Certificates, Class B Series 2002-3 Floating Rate Asset Backed Certificates, Class A Series 2002-4 Floating Rate Asset Backed Certificates, Class B Series 2002-4 Floating Rate Asset Backed Certificates, Class A Series 2002-5 Floating Rate Asset Backed Certificates, Class B Series 2002-5 Floating Rate Asset Backed Certificates, Class A Series 2002-6 Floating Rate Asset Backed Certificates, Class B Series 2002-6 Floating Rate Asset Backed Certificates, Class A Series 2003-1 Floating Rate Asset Backed Certificates and Class B Series 2003-1 Floating Rate Asset Backed Certificates.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                       ----       ----

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1:  Business

         The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement"), dated as of May 16, 1996, as amended by the First Amendment to the Pooling and Servicing Agreement, dated as of March 30, 2001, among American Express Centurion Bank and American Express Receivables Financing Corporation II ("RFC II"), each as an Originator ("Originator"), American Express Travel Related Services Company, Inc. ("TRS"), as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). RFC II, a Delaware corporation, is a wholly owned subsidiary of TRS. It was incorporated on August 7, 1995. Its principal executive office is located at 200 Vesey Street, New York, New York, 10285. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

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

         The Trust will not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued 56 classes of Investor Certificates, 48 of which are outstanding:

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

          . Class A Series 2001-2 5.53% Asset Backed Certificates and Class B Series 2001-2 5.83% Asset Backed Certificates (collectively, the "Series 2001-2 Certificates");

          . Class A Series 2001-3 Floating Rate Asset Backed Certificates and Class B Series 2001-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-3 Certificates");

          . Class A Series 2001-4 Floating Rate Asset Backed Certificates and Class B Series 2001-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-4 Certificates");

          . Class A Series 2001-5 Floating Rate Asset Backed Certificates and Class B Series 2001-5 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-5 Certificates");

          . Class A Series 2001-6 Floating Rate Asset Backed Certificates and Class B Series 2001-6 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-6 Certificates");

          . Class A Series 2001-7 Floating Rate Asset Backed Certificates and Class B Series 2001-7 Floating Rate Asset Backed Certificates (collectively, the "Series 2001-7 Certificates");

          . Class A Series 2002-1 Floating Rate Asset Backed Certificates and Class B Series 2002-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-1 Certificates");

          . Class A Series 2002-2 Floating Rate Asset Backed Certificates and Class B Series 2002-2 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-2 Certificates");

          . Class A Series 2002-3 Floating Rate Asset Backed Certificates and Class B Series 2002-3 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-3 Certificates");

          . Class A Series 2002-4 Floating Rate Asset Backed Certificates and Class B Series 2002-4 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-4 Certificates");

          . Class A Series 2002-5 Floating Rate Asset Backed Certificates and Class B Series 2002-5 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-5 Certificates");

          . Class A Series 2002-6 Floating Rate Asset Backed Certificates and Class B Series 2002-6 Floating Rate Asset Backed Certificates (collectively, the "Series 2002-6 Certificates");

          . Class A Series 2003-1 Floating Rate Asset Backed Certificates and Class B Series 2003-1 Floating Rate Asset Backed Certificates (collectively, the "Series 2003-1 Certificates");

         The Class A Series 1999-4 Floating Rate Asset Backed Certificates and the Class B Series 1999-4 Floating Rate Asset Backed Certificates were paid in full July 15, 2002; the Class A Series 1999-6 Floating Rate Asset Backed
Certificates and the Class B Series 1999-6 Floating Rate Asset Backed Certificates were paid in full August 15, 2002; and the Class A Series 1997-1 6.40% Asset Backed Certificates and the Class B Series 1997-1 6.55% Asset Backed Certificates were paid in full September 16, 2002.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2002 or, as applicable, the amount of such items as of December 25, 2002. This annual report is filed herewith as
Exhibit 99.3.


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

         (b) The Investor Certificates, representing investors' interests in the Trust, were delivered in book-entry form through the facilities of the Depository Trust and Clearing Corporation ("DTCC") and the nominee for DTCC, Cede & Co., is the sole registered holder of the Investor Certificates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) The Investor Certificates were delivered in book-entry form through the facilities of DTCC. As a consequence, the nominee for DTCC, Cede & Co., is the sole registered holder of Investor Certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificate on behalf of brokers, dealers, banks and other direct participants in the DTCC system. DTCC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 11, 2003 the following direct DTCC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of each class of each Series outstanding on that date:


                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  1998-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank/
                                      Broker & Dealer
                                      Clearance Department          $187,310,000           22.7%

                                     The Bank of New York           $158,075,000           19.2%

                                     Deutsche Bank Trust
                                      Company Americas              $154,020,000           18.7%

                                     Citibank, N.A.                 $129,395,000           15.7%

                                     Boston Safe Deposit
                                      and Trust Company              $63,450,000            7.7%

                  CLASS B SERIES
                  1998-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $57,000,000          71.25%

                                     The Bank of New York            $12,000,000           15.0%

                                     Investors Bank & Trust
                                       Company                       $11,000,000          13.75%

                  CLASS A SERIES
                  1999-1 5.60%
                  ASSET BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas             $163,730,000           18.9%

                                     JP Morgan Chase Bank           $143,068,000           16.5%

                                     Boston Safe Deposit and
                                       Trust Company                $118,473,000           13.7%

                                     The Bank of New York            $63,270,000            7.3%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         -------
                  CLASS B SERIES
                  1999-1 5.85%
                  ASSET BACKED
                  CERTIFICATES:      The Bank of New York            $38,500,000           64.2%

                                     JP Morgan Chase Bank            $17,000,000           28.3%


                  CLASS A SERIES
                  1999-2 5.95%
                  ASSET BACKED
                  CERTIFICATES:      The Bank of New York            $87,534,000           20.2%

                                     JP Morgan Chase Bank            $86,789,000           20.1%

                                     State Street Bank &
                                       Trust Company                 $58,635,000           13.6%

                                     Boston Safe Deposit and
                                       Trust Company                 $42,963,000            9.9%

                                     Deutsche Bank Trust
                                       Company Americas              $36,089,000            8.3%

                                     Citibank, N.A.                  $31,925,000            7.4%


                  CLASS B SERIES
                  1999-2 6.10%
                  ASSET BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $16,000,000           53.3%

                                     The Bank of New York             $9,800,000           32.7%

                                     Brown Brothers Harriman
                                       & Co.                          $4,200,000           14.0%


                  CLASS A SERIES
                  1999-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      The Northern Trust
                                       Company                      $233,025,000           28.2%

                                     State Street Bank and
                                       Trust Company                $196,975,000           23.9%

                                     The Bank of New York           $114,355,000           13.9%

                                     Deutsche Bank Trust
                                       Company Americas              $91,500,000           11.1%

                                     Boston Safe Deposit
                                       and Trust Company             $81,280,000            9.9%

                                     Citibank, N.A.                  $51,750,000            6.3%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  1999-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $75,000,000          93.75%

                                     Citibank, N.A.                   $5,000,000           6.25%


                  CLASS A SERIES
                  1999-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      State Street Bank and
                                       Trust Company                $260,650,000           63.2%

                                     The Bank of New York            $69,225,000           16.8%

                                     Deutsche Bank Trust
                                       Company Americas              $69,000,000           16.7%


                  CLASS B SERIES
                  1999-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Mizuho Trust &
                                       Banking Co. (USA)             $20,000,000           50.0%

                                     JP Morgan Chase Bank            $13,000,000           32.5%

                                     Boston Safe Deposit
                                       and Trust Company              $6,550,000           16.4%


                  CLASS A SERIES
                  2000-1 7.20%
                  ASSET BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $78,581,000           18.2%

                                     Deutsche Bank Trust
                                       Company Americas              $65,471,000           15.1%

                                     State Street Bank and
                                       Trust Company                 $41,975,000            9.7%

                                     Boston Safe Deposit
                                       and Trust Company             $37,874,000            8.8%

                                     The Bank of New York            $36,695,000            8.5%

                                     Wachovia Bank N.A. -
                                       Phila. Main                   $29,250,000            6.8%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  2000-1 7.40%
                  ASSET BACKED
                  CERTIFICATES:      State Street Bank and           $14,000,000           46.7%
                                       Trust Company

                                     JP Morgan Chase Bank             $6,850,000           22.8%

                                     Citibank, N.A.                   $5,000,000           16.7%

                                     State Street Bank -
                                       Bank Portfolio                 $3,325,000           11.1%


                  CLASS A SERIES
                  2000-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTFICATES:       State Street Bank and
                                       Trust Company                $187,395,000           45.4%

                                     JP Morgan Chase Bank           $135,910,000           32.9%

                                     Deutsche Bank Trust
                                       Company Americas              $45,850,000           11.1%

                                     Boston Safe Deposit
                                       and Trust Company             $21,575,000            5.2%


                  CLASS B SERIES
                  2000-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas              $25,000,000           62.5%

                                     JP Morgan Chase Bank            $13,000,000           32.5%

                                     The Northern Trust
                                       Company                        $2,000,000            5.0%


                  CLASS A SERIES
                  2000-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      State Street Bank and
                                       Trust Company                $314,000,000           38.1%

                                     Boston Safe Deposit
                                       and Trust Company            $258,455,000           31.3%

                                     JP Morgan Chase Bank            $91,115,000           11.0%

                                     Citibank, N.A.                  $89,000,000           10.8%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         -------
                  CLASS B SERIES
                  2000-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $37,500,000           46.9%

                                     Mizuho Trust &
                                       Banking Co. (USA)             $30,000,000           37.5%

                                     Bank of Tokyo -
                                       Mitsubishi Trust Company      $10,000,000           12.5%


                  CLASS A SERIES
                  2000-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Bank of Tokyo -
                                       Mitsubishi Trust Company   $1,000,000,000          100.0%


                  CLASS B SERIES
                  2000-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $48,970,000           50.5%

                                     Bank of Tokyo -
                                       Mitsubishi Trust Company      $48,000,000           49.5%


                  CLASS A SERIES
                  2000-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTFICATES:       Boston Safe Deposit
                                       and Trust Company            $196,535,000           30.2%

                                     The Northern Trust
                                       Company                      $142,858,000           21.9%

                                     Citibank, N.A.                  $93,000,000           14.3%

                                     JP Morgan Chase Bank            $73,820,000           11.4%


                  CLASS B SERIES
                  2000-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTFICATES:       JP Morgan Chase Bank            $39,030,000           61.9%

                                     Boston Safe Deposit
                                       and Trust Company             $16,500,000           26.2%

                                     Citibank, N.A.                   $5,500,000            8.7%




                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2001-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTFICATES:       State Street Bank and
                                       Trust Company                $195,850,000           31.7%

                                     JP Morgan Chase Bank           $163,250,000           26.4%

                                     Boston Safe Deposit
                                       and Trust Company            $152,000,000           24.6%

                                     Deutsche Bank Trust
                                       Company Americas              $57,000,000            9.2%


                  CLASS B SERIES
                  2001-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTFICATES:       Merrill Lynch, Pierce,
                                       Fenner & Smith
                                       Safekeeping                   $20,000,000           33.3%

                                     The Bank of New York            $10,000,000           16.6%

                                     Bank of Tokyo -
                                       Mitsubishi Trust Company      $10,000,000           16.6%

                                     Deutsche Bank Trust
                                       Company Americas              $10,000,000           16.6%

                                     JP Morgan Chase Bank            $10,000,000           16.6%


                  CLASS A SERIES
                  2001-2 5.53%
                  ASSET BACKED
                  CERTIFICATES:      Boston Safe Deposit
                                       and Trust Company             $47,170,000           21.8%

                                     State Street Bank and
                                       Trust Company                 $33,540,000           15.5%

                                     Deutsche Bank Trust
                                       Company Americas              $33,490,000           15.5%

                                     JP Morgan Chase Bank            $29,335,000           13.6%

                                     The Bank of New York            $14,760,000            6.8%

                                     The Northern Trust
                                       Company                       $11,625,000            5.4%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  2001-2 5.83%
                  ASSET BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $13,000,000           86.7%

                                     State Street Bank -
                                       Bank Portfolio                 $2,000,000           13.3%


                  CLASS A SERIES
                  2001-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas             $146,000,000           23.6%

                                     State Street Bank and
                                       Trust Company                $144,250,000           23.3%

                                     The Northern Trust
                                       Company                      $115,000,000           18.6%

                                     JP Morgan Chase Bank            $50,000,000            8.1%

                                     The Bank of New York            $44,000,000            7.1%

                                     Harris Trust and
                                       Savings Bank                  $35,000,000            5.7%


                  CLASS B SERIES
                  2001-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Mizuho Trust &
                                       Banking Co. (USA)             $20,000,000           33.3%

                                     The Bank of New York            $10,000,000           16.6%

                                     Boston Safe Deposit
                                       and Trust Company             $10,000,000           16.6%

                                     Deutsche Bank Trust
                                       Company Americas              $10,000,000           16.6%

                                     JP Morgan Chase Bank            $10,000,000           16.6%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2001-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Boston Safe Deposit
                                       and Trust Company            $188,653,000           31.5%

                                     Deutsche Bank Trust
                                       Company Americas              $96,498,000           16.1%

                                     The Northern Trust
                                       Company                       $92,000,000           15.4%

                                     JP Morgan Chase Bank            $72,799,000           12.2%


                  CLASS B SERIES
                  2001-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Bank of Tokyo -
                                       Mitsubishi Trust Company      $18,000,000           31.0%

                                     JP Morgan Chase Bank            $15,000,000           25.6%

                                     The Bank of New York            $10,000,000           17.2%

                                     Deutsche Bank Trust
                                       Company Americas              $10,000,000           17.2%

                                     Boston Safe Deposit
                                       and Trust Company              $5,000,000            8.6%


                  CLASS A SERIES
                  2001-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Citibank, N.A.                 $123,385,000           29.9%

                                     JP Morgan Chase Bank           $100,640,000           24.4%

                                     Harris Trust and
                                       Savings Bank                  $50,000,000           12.1%

                                     Wachovia Bank N.A. -
                                       Phila. Main                   $49,300,000           11.9%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  2001-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Mizuho Trust &
                                       Banking Co. (USA)             $20,000,000           50.0%

                                     JP Morgan Chase Bank            $13,000,000           32.5%

                                     The Bank of New York             $7,000,000           17.5%


                  CLASS A SERIES
                  2001-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank           $190,000,000           32.9%

                                     The Northern Trust
                                       Company                       $95,000,000           16.5%

                                     The Bank of New York            $93,500,000           16.2%

                                     Boston Safe Deposit
                                       and Trust Company             $79,000,000           13.7%

                                     Deutsche Bank Trust
                                       Company Americas              $50,000,000            8.7%


                  CLASS B SERIES
                  2001-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $50,800,000           90.7%

                                     Brown Brothers Harriman
                                       & Co.                          $5,200,000            9.3%


                  CLASS A SERIES
                  2001-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank           $267,750,000           49.9%

                                     The Bank of New York           $134,310,000           25.0%

                                     Citibank, N.A.                  $55,000,000           10.3%

                                     Dresdner Kleinwort
                                       Wasserstein Securities LLC    $45,690,000            8.5%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  2001-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      The Bank of New York            $15,000,000           28.8%

                                     JP Morgan Chase Bank            $15,000,000           28.8%

                                     Boston Safe Deposit
                                       and Trust Company             $12,000,000           23.1%

                                     Bank of Tokyo -
                                       Mitsubishi Trust Company      $10,000,000           19.2%


                  CLASS A SERIES
                  2002-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank           $334,950,000           44.1%

                                     Citibank, N.A.                 $193,600,000           25.5%

                                     Boston Safe Deposit
                                       and Trust Company             $80,290,000           10.6%

                                     The Bank of New York            $54,100,000            7.1%


                  CLASS B SERIES
                  2002-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas              $30,000,000           40.8%

                                     JP Morgan Chase Bank            $17,600,000           23.9%

                                     The Bank of New York            $14,000,000           19.0%

                                     JP Morgan Chase Bank/
                                       Correspondence Clearing
                                       Services                      $12,000,000           16.3%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2002-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      The Bank of New York           $215,000,000           27.7%

                                     JP Morgan Chase Bank           $185,000,000           23.9%

                                     Citibank, N.A.                  $76,500,000            9.9%

                                     Boston Safe Deposit
                                       and Trust Company             $75,000,000            9.7%

                                     State Street Bank and
                                       Trust Company                 $61,000,000            7.9%

                                     Citibank Dealer -
                                       Tax Exempt Operations         $60,000,000            7.7%


                  CLASS B SERIES
                  2002-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Boston Safe Deposit
                                       and Trust Company             $25,000,000           33.2%

                                     Deutsche Bank Trust
                                       Company Americas              $20,700,000           27.5%

                                     Citibank, N.A.                  $19,500,000           25.9%

                                     JP Morgan Chase Bank/
                                      Correspondence Clearing
                                       Services                      $10,000,000           13.3%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2002-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank           $200,000,000           26.4%

                                     The Bank of New York           $148,110,000           19.5%

                                     State Street Bank and
                                       Trust Company                $137,410,000           18.1%

                                     Boston Safe Deposit
                                       and Trust Company             $76,380,000           10.1%

                                     Citibank, N.A.                  $50,500,000            6.7%

                                     Wells Fargo Bank
                                       Minnesota, N.A.               $50,000,000            6.6%

                                     State Street Bank -
                                       Bank Portfolio                $40,000,000            5.3%


                  CLASS B SERIES
                  2002-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $42,600,000           57.9%

                                     Boston Safe Deposit
                                       and Trust Company             $26,000,000           35.3%

                                     State Street Bank and
                                       Trust Company                  $5,000,000            6.8%


                  CLASS A SERIES
                  2002-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Boston Safe Deposit
                                       and Trust Company            $125,815,000           30.5%

                                     The Northern Trust
                                       Company                      $101,685,000           24.7%

                                     The Bank of New York            $76,300,000           18.5%

                                     State Street Bank and
                                       Trust Company                 $45,915,000           11.1%

                                     Citibank, N.A.                  $28,450,000            6.9%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS B SERIES
                  2002-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $30,000,000           75.0%

                                     Boston Safe Deposit
                                       and Trust Company             $10,000,000           25.0%


                  CLASS A SERIES
                  2002-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Citibank, N.A.                 $223,000,000           45.1%

                                     JP Morgan Chase Bank            $94,000,000           18.9%

                                     The Bank of New York            $45,000,000            9.1%

                                     Deutsche Bank Trust
                                       Company Americas/
                                       Deutsche Bank Frankfurt       $40,000,000            8.1%

                                     Deutsche Bank Trust
                                       Company Americas              $35,000,000            7.1%

                                     U.S. Bank N.A.                  $30,000,000            6.1%

                                     JP Morgan Chase Bank/
                                       Correspondence Clearing
                                       Services                      $25,000,000            5.1%


                  CLASS B SERIES
                  2002-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas              $30,000,000           62.5%

                                     JP Morgan Chase Bank            $18,000,000           37.5%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2002-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $99,000,000           16.7%

                                     State Street Bank and
                                      Trust Company                  $84,000,000           14.1%

                                     Boston Safe Deposit
                                       and Trust Company             $80,000,000           13.5%

                                     The Bank of New York            $70,000,000           11.8%

                                     Wells Fargo Bank
                                       Minnesota, N.A.               $60,000,000           10.1%

                                     Citibank, N.A.                  $58,200,000            9.8%

                                     U. S. Bank N.A.                 $50,000,000            8.4%

                                     Merrill Lynch, Pierce,
                                       Fenner & Smith
                                       Safekeeping                   $32,000,000            5.4%


                  CLASS B SERIES
                  2002-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      Deutsche Bank Trust
                                       Company Americas              $20,000,000           34.7%

                                     Merrill Lynch, Pierce,
                                       Fenner & Smith
                                       Safekeeping                    $9,000,000           15.6%

                                     JP Morgan Chase Bank             $8,000,000           13.9%

                                     Bank of Tokyo -
                                        Mitsubishi Trust Company      $5,000,000            8.7%

                                     State Street Bank and
                                       Trust Company                  $5,000,000            8.7%

                                     Bank One Trust
                                       Company, N.A.                  $3,500,000            6.1%



                                                                    Principal
                                                                    Amount of            Percent
                                     Name                           Certificates         of Class
                                     ----                           ------------         --------
                  CLASS A SERIES
                  2003-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      The Bank of New York           $219,200,000           28.9%

                                     JP Morgan Chase Bank           $212,000,000           27.9%

                                     Boston Safe Deposit
                                       and Trust Company             $75,000,000            9.9%

                                     State Street Bank and
                                       Trust Company                 $71,875,000            9.5%

                                     Citibank, N.A.                  $53,180,000            7.0%

                                     BNP Paribas Securities
                                       Corp./ Bonds                  $50,000,000            6.6%


                  CLASS B SERIES
                  2003-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:      JP Morgan Chase Bank            $56,000,000           76.1%

                                     Citibank, N.A.                  $16,000,000           21.7%



         The address of each of the above participants is:

         (a)   c/o The Depository Trust and Clearing Corporation
               55 Water Street
               New York, New York  10041

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

         (a)  Financial Statements:

              1. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

              2.    Annual  Accountant's  Report of Ernst & Young LLP  (filed as
                    Exhibit 99.2).

              3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

         (b)  Reports on Form 8-K:

              The Trust has filed the following reports on Form 8-K since April 1, 2002:

              1. Form 8-K, dated April 15, 2002, attaching the Monthly Servicer's Certificate for the due period February 25, 2002 through March 26, 2002.

              2. Form 8-K, dated April 16, 2002, attaching the Series Term Sheet, dated April 16, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2002-2, and the Class B Floating Rate Asset Backed Certificates, Series 2002-2, of the American Express Credit Account Master Trust.

              3. Form 8-K, dated April 25, 2002, attaching the Series 2002-2 Supplement, dated April 25, 2002, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              4. Form 8-K, dated May 7, 2002, attaching the Series Term Sheet, dated May 7, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2002-3, and the Class B Floating Rate Asset Backed Certificates, Series 2002-3, of the American Express Credit Account Master Trust.

              5.    Form  8-K,  dated  May  15,  2002,   attaching  the  Monthly
                    Servicer's Certificate for the due period March 27, 2002 through April 25, 2002.

              6. Form 8-K, dated May 16, 2002, attaching the Series 2002-3 Supplement, dated May 16, 2002, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              7.    Form  8-K,  dated  June  17,  2002,  attaching  the  Monthly
                    Servicer's Certificate for the due period April 26, 2002 through May 25, 2002.

              8. Form 8-K, dated July 8, 2002, attaching the Series Term Sheet, dated July 8, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2002-4, and the Class B Floating Rate Asset Backed Certificates, Series 2002-4, of the American Express Credit Account Master Trust.

               9. Form 8-K, dated July 8, 2002, attaching the Series Term Sheet, dated July 8, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2002-5, and the Class B Floating Rate Asset Backed Certificates, Series 2002-5, of the American Express Credit Account Master Trust.

              10.   Form  8-K,  dated  July  15,  2002,  attaching  the  Monthly
                    Servicer's Certificate for the due period May 26, 2002 through June 24, 2002.

              11.   Form  8-K,  dated  July  17,  2002,   attaching  the  2002-4
                    Supplement, dated July 17, 2002, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              12.   Form  8-K,  dated  July  17,  2002,   attaching  the  2002-5
                    Supplement, dated July 17, 2002, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              13. Form 8-K, dated August 6, 2002, attaching the Series Term Sheet, dated August 6, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2002-6, and the Class B Floating Rate Asset Backed Certificates, Series 2002-6, of the American Express Credit Account Master Trust.

              14. Form 8-K, dated August 15, 2002, attaching the 2002-6 Supplement, dated August 15, 2002, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              15. Form 8-K, dated August 15, 2002, attaching the Monthly Servicer's Certificate for the due period June 25, 2002 through July 25, 2002.

              16. Form 8-K, dated September 16, 2002, attaching the Monthly Servicer's Certificate for the due period July 26, 2002 through August 25, 2002.

              17. Form 8-K, dated October 15, 2002, attaching the Monthly Servicer's Certificate for the due period August 26, 2002 through September 25, 2002.

              18. Form 8-K, dated November 15, 2002, attaching the Monthly Servicer's Certificate for the due period September 26, 2002 through October 25, 2002.

              19. Form 8-K, dated December 11, 2002, attaching Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, among American Express Centurion Bank, American Express Receivables Financing Corporation II and The Bank of New York.

              20. Form 8-K, dated December 16, 2002, attaching the Monthly Servicer's Certificate for the due period October 26, 2002 through November 24, 2002.

              21. Form 8-K, dated January 15, 2003, attaching the Monthly Servicer's Certificate for the due period November 25, 2002 through December 25, 2002.

              22. Form 8-K, dated February 10, 2003, attaching the Series Term Sheet, dated February 10, 2002, which sets forth the proposed issuance of the Class A Floating Rate Asset Backed Certificates, Series 2003-1, and the Class B Floating Rate Asset Backed Certificates, Series 2003-1, of the American Express Credit Account Master Trust.

              23. Form 8-K, dated February 18, 2003, attaching the Monthly Servicer's Certificate for the due period December 26, 2002 through January 25, 2003.

              24. Form 8-K, dated February 20, 2003, attaching the 2003-1 Supplement, dated February 20, 2003, supplementing the Pooling and Servicing Agreement, dated May 16, 1996.

              25. Form 8-K, dated March 17, 2003, attaching the Monthly Servicer's Certificate for the due period January 26, 2003 through February 24, 2003.


         (c)   Exhibits:

              4.1   Pooling  and  Servicing   Agreement,   dated  May  16,  1996
                    (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

              4.2 First Amendment to the Pooling and Servicing Agreement, dated March 30, 2001, amending the Pooling and Servicing Agreement, dated as of May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated March 30, 2001, File No. 000-20787).

              4.3 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

              4.4 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

              4.5 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

              4.6 Assignment No. 4 of Receivables in Additional Accounts, dated May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

              4.7 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

              4.8 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

              4.9 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

              4.10 Assignment No. 8 of Receivables in Additional Accounts, dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

              4.11 Assignment No. 9 of Receivables in Additional Accounts, dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

              4.12 Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

              4.13 Supplemental Conveyance No. 1, dated August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

              4.14 Supplemental Conveyance No. 3, dated September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

              4.15 Supplemental Conveyance No. 4, dated May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

              4.16 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

              4.17 Supplemental Conveyance No. 6, dated March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

              4.18 Series 1998-1 Supplement to the Pooling and Servicing Agreement, dated June 23, 1998 (incorporated by reference to
                    Exhibit 4.1 of Form 8-K, dated July 15, 1998, File No. 000-20787).

              4.19 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated April 21, 1999, File No. 000-20787).

              4.20 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to
                    Exhibit 4.2 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

              4.21 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to
                    Exhibit 4.3 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

              4.22 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated August 17, 1999, File No. 000-20787).

              4.23 Series 2000-1 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 16, 2000, File No. 000-20787).

              4.24 Series 2000-2 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 16, 2000, File No. 000-20787).

              4.25 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated May 3, 2000 (incorporated by reference to
                    Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

              4.26 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated June 22, 2000 (incorporated by reference to
                    Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

              4.27 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

              4.28 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

              4.29 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

              4.30 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to
                    Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

              4.31 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

              4.32 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to
                    Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

              4.33 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to
                    Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

              4.34 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

              4.35 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

              4.36 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

              4.37 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2003 (incorporated by reference to
                    Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

              4.38 Series 2002-4 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to
                    Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

              4.39 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to
                    Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

              4.40 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

              4.41 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

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

                                    AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                    AMERICAN EXPRESS CENTURION BANK,
                                    Co-Originator of the Trust and Registrant

                                     By:  /s/ Daniel L. Follett
                                          -----------------------------------
                                          Daniel L. Follett
                                          Chief Financial Officer
                                          (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.
               *
----------------------------------
Ashwini Gupta                                       Director and Chairman

               *
----------------------------------
David E. Poulsen                                    Director, President and
                                                    Chief Executive Officer

----------------------------------
Maria J. Garciaz                                    Director

               *
----------------------------------
Roger Goldman                                       Director


----------------------------------
William Isaac                                       Director

               *
----------------------------------
Peter A. Lefferts                                   Director

               *
----------------------------------
Frank L. Skillern                                   Director


----------------------------------
Jay B. Stevelman                                    Director

               *
----------------------------------
Roslyn M. Watson                                    Director


* By: /s/ Tim Heine
     -----------------------------
     Tim Heine
     Attorney-in-Fact

Dated:  March 27, 2003

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

                                    AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

                                    AMERICAN EXPRESS RECEIVABLES
                                    FINANCING CORPORATION II,
                                    Co-Originator of the Trust and Registrant

                                    By:   /s/  Leslie R. Scharfstein
                                         ---------------------------
                                         Leslie R. Scharfstein
                                         President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


            *
----------------------------------
Leslie R. Scharfstein                           President
                                                (Principal Executive Officer)


            *
----------------------------------
John D. Koslow                                  Vice President and Treasurer
                                                (Principal Finance Officer and
                                                Principal Accounting Officer)

            *
----------------------------------
Donald J. Puglisi                               Director



            *
----------------------------------
David Yowan                                     Director




* By: /s/ Leslie R. Scharfstein
      -----------------------------
      Leslie R. Scharfstein
      Attorney-in-Fact


Dated:  March 27, 2003

                                  Certification



I, Daniel L. Follett, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Express Credit Account Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 31, 2003


/s/ Daniel L. Follett
------------------------
Name:  Daniel L. Follett
Title: Chief Financial Officer and Treasurer, American Express Centurion Bank

                                  Certification



I, Leslie R. Scharfstein, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Express Credit Account Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 31, 2003


/s/ Leslie R. Scharfstein
----------------------------
Name:  Leslie R. Scharfstein
Title: President, American Express Receivables Financing Corporation II

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

4.1 Pooling and Servicing Agreement, dated May 16, 1996 (incorporated by reference to Exhibit 4.1 of Form 8-A12G filed by registrant on May 30, 1996, File No. 000-20787).

4.2 First Amendment to the Pooling and Servicing Agreement, dated March 30, 2001, amending the Pooling and Servicing Agreement, dated May 16, 1996 (incorporated by reference to Exhibit 5.2 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.3 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

4.4 Assignment No. 1 of Receivables in Additional Accounts, dated August 7, 1997, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 20.2 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.5 Assignment No. 3 of Receivables in Additional Accounts, dated September 13, 1999, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.1 of Form 8-K, dated September 1, 1999, File No. 000-20787).

4.6 Assignment No. 4 of Receivables in Additional Accounts, dated as of May 19, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.7 Assignment No. 5 of Receivables in Additional Accounts, dated August 8, 2000, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.8 Assignment No. 6 of Receivables in Additional Accounts, dated March 2, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.9 Assignment No. 7 of Receivables in Additional Accounts, dated July 18, 2001, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2001, File No. 000-20787).

4.10 Assignment No. 8 of Receivables in Additional Accounts, dated January 25, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated January 25, 2002, File No. 000-20787).

4.11 Assignment No. 9 of Receivables in Additional Accounts, dated March 14, 2002, by and among American Express Centurion Bank and American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated March 14, 2002, File No. 000-20787).

4.12 Assignment No. 10 of Receivables in Additional Accounts, dated December 11, 2002, by and among American Express Centurion Bank, American Express Receivables Financing Corporation II, as transferors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 11, 2002, File No. 000-20787).

4.13 Supplemental Conveyance No. 1, dated as of August 7, 1997, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 15, 1997, File No. 000-20787).

4.14 Supplemental Conveyance No. 3, dated September 13, 1999, by and between American Express Credit Corporation, as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.2 of Form 8-K, dated September 21, 1999, File No. 000-20787).

4.15 Supplemental Conveyance No. 4, dated May 19, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated May 19, 2000, File No. 000-20787).

4.16 Supplemental Conveyance No. 5, dated August 8, 2000, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated August 8, 2000, File No. 000-20787).

4.17 Supplemental Conveyance No. 6, dated March 2, 2001, by and between American Express Credit Corporation as seller, and American Express Receivables Financing Corporation II, as purchaser (incorporated by reference to Exhibit 99.02 of Form 8-K, dated March 27, 2001, File No. 000-20787).

4.18 Series 1998-1 Supplement to the Pooling and Servicing Agreement, dated June 23, 1998 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 15, 1998, File No. 000-20787).

4.19 Series 1999-1 Supplement to the Pooling and Servicing Agreement, dated April 21, 1999 (incorporated by reference to Exhibit 4.1 of Form 8-A12G, dated April 21, 1999, File No. 000-20787).

4.20 Series 1999-2 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

4.21 Series 1999-3 Supplement to the Pooling and Servicing Agreement, dated May 19, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated May 19, 1999, File No. 000-20787).

4.22 Series 1999-5 Supplement to the Pooling and Servicing Agreement, dated August 17, 1999 (incorporated by reference to Exhibit 4.3 of Form 8-A12G, dated August 17, 1999, File No. 000-20787).

4.23 Series 2000-1 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 16, 2000, File No. 000-20787).

4.24 Series 2000-2 Supplement to the Pooling and Servicing Agreement, dated February 16, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 16, 2000, File No. 000-20787).

4.25 Series 2000-3 Supplement to the Pooling and Servicing Agreement, dated May 3, 2000 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 3, 2000, File No. 000-20787).

4.26 Series 2000-4 Supplement to the Pooling and Servicing Agreement, dated June 22, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated June 22, 2000, File No. 000-20787).

4.27 Series 2000-5 Supplement to the Pooling and Servicing Agreement, dated September 15, 2000 (incorporated by reference to Exhibit 4.2 of Form 8-A12G, dated September 15, 2000, File No. 000-20787).

4.28 Series 2001-1 Supplement to the Pooling and Servicing Agreement, dated February 23, 2001 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 23, 2001, File No. 000-20787).

4.29 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

4.30 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.31 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

4.32 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated May 9, 2001, File No. 000-20787).

4.33 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

4.34 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

4.35 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

4.36 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

4.37 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

4.38 Series 2002-4 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.39 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 17, 2002, File No. 000-20787).

4.40 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

4.41 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).


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