Form 10-K
period 2005-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2006-03-14
CIK 1003509, 1283435, 1283434, 949349

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        Commission File No. 000-20787-07

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

              AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II
                           As a depositor on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                 (Issuing Entity in respect of the Certificates)
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-3854638
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

 200 Vesey  Street, New York, New York                           10285
(Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code:         212-640-2357


           AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC
                           As a depositor on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                 (Issuing Entity in respect of the Certificates)
             (Exact name of registrant as specified in its charter)

            Delaware                                           20-0942395
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

4315 South 2700 West, Salt Lake City, Utah                       84184
 (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code:         801-945-2030

            AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC
                           As a depositor on behalf of
                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                 (Issuing Entity in respect of the Certificates)
             (Exact name of registrant as specified in its charter)

            Delaware                                           20-0942445
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

4315 South 2700 West, Salt Lake City, Utah                       84184
 (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code:         801-945-2068


        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                YES [  ]      NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
                                YES [  ]      NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                YES [ X ]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.        [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer  [ ]  Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).
                                YES [  ]      NO [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                INTRODUCTORY NOTE

American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC are the depositors of the registrant, the American Express Credit Account Master Trust. Pursuant to a no-action request (no action request of American Express Credit Account Master Trust publicly available December 6, 1996), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                                     PART I

Item 1.  Business

         Not Applicable.


Item 1A. Risk Factors

         Not Applicable.


Item 1B. Unresolved Staff Comments

         Not Applicable.


Item 2.  Properties

         The American Express Credit Account Master Trust (the "Trust") was formed pursuant to a pooling and servicing agreement, dated as of May 16, 1996, among American Express Receivables Financing Corporation II ("RFC II") and American Express Centurion Bank ("Centurion"), each as an originator and transferor, American Express Travel Related Services Company, Inc. ("TRS"), as servicer, and The Bank of New York, as trustee. As of the close of business on April 16, 2004, Centurion sold a portion of its credit account portfolio to American Express Bank, FSB ("FSB"). In connection with this sale, the pooling and servicing agreement was amended and restated as of April 16, 2004 to designate FSB as an account owner with respect to the Trust, to substitute Centurion's wholly owned subsidiary, American Express Receivables Financing Corporation III LLC ("RFC III"), as a transferor to the Trust in place of
Centurion, and to add FSB's wholly owned subsidiary, American Express Receivables Financing Corporation IV LLC ("RFC IV"), as a transferor to the Trust. RFC III and RFC IV assumed the obligations of a transferor to the Trust.

         At the time of such amendment, Centurion entered into a receivables purchase agreement with RFC III and FSB entered into a receivables purchase agreement with RFC IV. Under the receivables purchase agreements, each of Centurion and FSB (collectively, the "originators") sold its existing right, title and interest in, and on an ongoing basis will sell, the receivables in the accounts designated to the Trust owned by Centurion and FSB to RFC III and RFC IV, respectively. RFC III and RFC IV, as transferors under the pooling and servicing agreement, in turn transfer the receivables to the Trust.

         The Trust was formed for the purpose of acquiring and holding the Trust assets and from time to time issuing asset-backed certificates under the pooling and servicing agreement and one or more supplements thereto, including issuing and selling certain certificates to investors in underwritten public offerings ("investor certificates"). Each certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of investor certificates has its own supplement to govern the individual terms and allocations applicable to such series.

         Information concerning the performance of the Trust assets for each monthly due period of the Trust during 2005 was contained in monthly servicer's reports provided to the trustee and filed monthly on Form 8-K, and information concerning distributions made on the investor certificates was contained in payment date statements prepared by the servicer and also filed on Form 8-K. The servicer has prepared a report that sets forth, with respect to certain of the items reported on in the monthly servicer's reports, the aggregate amount of such items for the full year 2005 or, as applicable, the amount of such items as of December 25, 2005, the last day of the last monthly due period in 2005. This report is filed as Exhibit 99.3.

Item 3.  Legal Proceedings

         American Express Company and its affiliates (collectively, "American Express"), including the servicer and the originators, are from time to time subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the certificates issued by the Trust cannot be predicted at this time.

         American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express' charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. American Express filed a motion to dismiss all of the actions that were filed prior to April 30, 2004 pending in the Southern District of New York and, with respect to one case pending in California, to stay the action pending resolution of the motion to dismiss. A decision on the motion is pending. American Express filed a motion to dismiss an action filed in the Southern District of New York subsequent to April 30, 2004, and on July 1, 2005, the Court denied this motion.

         American Express has also been named in purported class actions alleging that American Express' policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suits seek injunctive relief. The Company has moved to dismiss the complaint in one of the actions and has not yet been served in the other action.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

         (a) The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant's knowledge, there is no established public trading market for the investor certificates. Certificates representing investors' interests in the Trust that were publicly offered in the United States were delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
                  Section 17A of the Securities Exchange Act of 1934, as amended.

         (b)      Not Applicable.

         (c)      Not Applicable.

Item 6.  Selected Financial Data

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Not Applicable.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data

         Not Applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         Not Applicable.


Item 9B. Other Information

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.


Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Certificates representing investors' interests in the Trust that were publicly offered in the United States were delivered in book-entry form through the facilities of DTC. As a consequence, the nominee for DTC, Cede & Co., is the sole registered holder of such investor certificates. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the investor certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own investor certificates for their own account or hold them for the accounts of their customers. As of February 21, 2006, the following direct DTC participants held positions in publicly offered investor certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the investor certificates of each class of each series outstanding on that date. Information on DTC participants' held positions is provided by DTC.

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2001-2 5.53%
                  ASSET BACKED
                  CERTIFICATES:     State Street Bank    $63,099,000     29.1%
                                      & Trust

                                    JP Morgan Chase      $40,350,000     18.6%

                                    Mellon Trust         $17,305,000      8.0%

                                    SSB Trust            $16,925,000      7.8%

                                    Northern Trust       $15,976,000      7.3%

                                    Harris Trust         $15,600,000      7.2%


                  CLASS B SERIES
                  2001-2 5.83%
                  ASSET BACKED
                  CERTIFICATES:     JP Morgan Chase      $15,000,000      100%


                  CLASS A SERIES
                  2001-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $206,350,000     33.3%
                                      & Trust

                                    Northern Trust      $164,500,000     26.5%

                                    Investors Bank       $60,115,000      9.7%

                                    JP Morgan/Prudential $55,750,000      9.0%

                                    SEI Private          $35,000,000      5.6%
                                      Investments

                                    JP Morgan Chase      $31,550,000      5.1%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS B SERIES
                  2001-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Citibank             $20,000,000     33.3%

                                    JP Morgan Chase      $10,000,000     16.6%

                                    Mellon Trust         $10,000,000     16.6%

                                    Bank of New York     $10,000,000     16.6%

                                    State Street Bank    $10,000,000     16.6%
                                      & Trust


                  CLASS A SERIES
                  2001-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $137,969,999     23.1%
                                      & Trust

                                    Mellon Trust        $119,766,000     20.0%

                                    Northern Trust      $107,892,000     18.0%

                                    Bank of New York     $77,548,000     12.9%

                                    JP Morgan Chase      $45,280,000      7.5%


                  CLASS B SERIES
                  2001-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $28,000,000     48.2%
                                      & Trust

                                    JP Morgan Chase      $25,000,000     43.1%

                                    Citibank              $5,000,000      8.6%


                  CLASS A SERIES
                  2001-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase      $62,140,000     15.1%

                                    WBNA - Main          $55,150,000     13.3%

                                    SEI Private          $50,000,000     12.1%
                                      Investments

                                    US Bank NA           $29,750,000      7.2%

                                    Mellon Trust         $28,500,000      6.9%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS B SERIES
                  2001-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Bank of New York     $20,000,000     50.0%

                                    JP Morgan Chase      $13,000,000     32.5%

                                    CGM/Salomon Bros.     $6,400,000     16.0%


                  CLASS A SERIES
                  2001-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $195,000,000     33.7%

                                    State Street Bank
                                      & Trust           $121,250,000     20.9%

                                    Northern Trust       $96,000,000     16.6%

                                    Mellon Trust         $66,500,000     11.5%

                                    Investors Bank       $51,500,000      8.9%


                  CLASS B SERIES
                  2001-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $33,900,000     60.5%
                                      & Trust

                                    JP Morgan Chase      $16,900,000     30.1%

                                    Brown Bros.          $5,200,000       9.2%


                  CLASS A SERIES
                  2001-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $171,949,000     32.1%

                                    State Street Bank   $115,250,000     21.5%
                                      & Trust

                                    Citibank             $76,690,000     14.3%

                                    PNC Bank NA          $33,500,000      6.2%

                                    Mellon Trust         $31,945,000      5.9%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS B SERIES
                  2001-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase      $22,000,000     42.3%

                                    State Street Bank    $18,000,000     34.6%
                                      & Trust

                                    Mellon Trust         $10,000,000     19.2%


                  CLASS A SERIES
                  2002-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $270,455,000     35.6%

                                    Citibank            $160,000,000     21.1%

                                    State Street Bank   $100,007,000     13.2%
                                      & Trust

                                    Bank of New York     $99,041,000     13.0%


                  CLASS B SERIES
                  2002-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $44,000,000     59.8%
                                      &  Trust

                                    JP Morgan Chase      $17,600,000     23.9%

                                    JP Morgan Chase/     $12,000,000     16.3%
                                      CCS2


                  CLASS A SERIES
                  2002-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $269,435,000     34.7%

                                    State Street Bank
                                      & Trust           $206,970,000     26.7%

                                    Bank of New York    $174,315,000     22.5%

                                    CITIDLRTEO           $60,000,000      7.7%


                  CLASS B SERIES
                  2002-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Mellon Trust         $27,700,000     36.8%

                                    JP Morgan Chase/     $10,000,000     13.3%
                                      CCS2

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2002-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $342,340,000     45.10%

                                    State Street Bank
                                      & Trust           $178,720,000     23.54%

                                    Mellon Trust         $83,595,000     11.01%

                                    Bank of New York     $50,000,000      6.59%


                  CLASS B SERIES
                  2002-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $333,005,000     43.9%


                                    State Street Bank   $172,410,000     22.7%
                                      & Trust

                                    Bank of New York/    $50,000,000      6.7%
                                     SO GE

                                    Citibank             $40,800,000      5.4%


                  CLASS A SERIES
                  2002-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Citibank            $198,000,000     40.0%

                                    US Bank NA           $78,000,000     15.7%

                                    JP Morgan Chase/     $25,000,000      5.1%
                                      CCS2


                  CLASS B SERIES
                  2002-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank
                                      & Trust            $30,000,000     62.5%

                                    Bank of America      $17,650,000     36.7%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2002-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Mellon Trust        $189,650,000     31.9%

                                    JP Morgan Chase     $110,240,000     18.5%

                                    Bank of New York     $72,250,000     12.2%

                                    Bank of New York/    $60,000,000     10.1%
                                      SO GE

                                    State Street Bank    $59,500,000     10.0%
                                      & Trust

                                    UBS SECLLC           $50,000,000      8.4%


                  CLASS B SERIES
                  2002-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $20,000,000     34.7%
                                      & Trust

                                    JP Morgan Chase      $18,000,000     31.2%

                                    PNC Bank              $9,000,000     15.6 %

                                    Bank of Tokyo -
                                      Mitsubishi          $5,000,000      8.6%

                                    Pershing              $3,500,000      6.1%


                  CLASS A SERIES
                  2003-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $273,220,000     35.9%

                                    Mellon Trust        $152,790,000     20.1%

                                    State Street Bank    $82,260,000     10.8%
                                      & Trust

                                    Citibank             $69,500,000      9.2%

                                    JP Morgan Chase/     $60,000,000      7.9%
                                      CCS2

                                    Bank of New York     $56,880,000      7.5%

                                    Investors Bank       $46,825,000      6.2%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS B SERIES
                  2003-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Mellon Trust         $40,000,000     54.3%

                                    JP Morgan Chase/     $27,000,000     36.7%
                                      CCS2

                                   JP Morgan Chase        $4,000,000      5.4%


                  CLASS A SERIES
                  2003-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $175,024,000     19.3%
                                      & Trust

                                    Bank of New York     $99,594,000     10.9%

                                    Citibank             $74,000,000      8.2%

                                    Mellon Trust         $70,600,000      7.8%

                                    JP Morgan Chase/     $50,000,000      5.5%
                                      Broker

                  CLASS B SERIES
                  2003-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Sumi Trust           $20,000,000     22.7%

                                    Wells Bank NA        $17,000,000     19.3%

                                    Bank of New York     $15,000,000     17.0%

                                    Citibank             $14,000,000     15.9%

                                    JP Morgan Chase/     $12,000,000     13.6%
                                      CCS2

                                    Bank of New York/    $10,000,000     11.4%
                                      Prudential


                  CLASS A SERIES
                  2003-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $217,750,000     35.2%
                                      & Trust

                                    JP Morgan Chase     $180,150,000     29.1%

                                    Bank of New York     $63,900,000     10.3%

                                    SEI Private          $49,125,000      7.9%
                                      Investments

                                    JP Morgan Chase/     $32,000,000      5.2%
                                      CCS2

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS B SERIES
                  2003-3 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase      $30,000,000     50.0%

                                    Sumi Trust           $10,000,000     16.7%

                                    Citibank              $9,000,000     15.0%

                                    WBNA - Main           $6,000,000     10.0%

                                    JP Morgan Chase/      $5,000,000      8.3%
                                      CCS2

                  CLASS A SERIES
                  2003-4 1.69%
                  ASSET BACKED
                  CERTIFICATES:     State Street Bank    $84,294,723     14.3%
                                      & Trust

                                    Northern Trust       $75,515,333     12.8%

                                    Mellon Trust         $69,951,000     11.9%

                                    JP Morgan Chase      $61,840,000     10.5%

                                    SSB Trust            $46,205,000      7.8%

                                    Bank of New York     $36,537,890      6.2%


                  CLASS B SERIES
                  2003-4 1.90%
                  ASSET BACKED
                  CERTIFICATES:     Bank of New York     $18,000,000     44.1%

                                    Mellon Trust          $7,585,000     18.6%

                                    JP Morgan Chase       $5,320,000     13.0%

                                    Brown Bros.           $3,085,000      7.6%

                                    Wachovia Bank NA      $2,710,000      6.6%

                                    SEI Private           $2,150,000      5.3%
                                      Investments

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2004-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $258,000,000     38.6%

                                    Citibank            $184,000,000     27.5%

                                    State Street Bank    $95,000,000     14.2%
                                      & Trust

                                    Wells Bank NA        $35,000,000      5.2%


                  CLASS B SERIES
                  2004-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $19,740,000     32.7%
                                      & Trust

                                    Bank of New York     $16,615,000     27.7%

                                    JP Morgan Chase      $10,775,000     17.9%

                                    Mellon Trust          $5,000,000      8.3%

                                    Citibank              $3,470,000      5.8%

                                    Wells Bank NA         $3,000,000      5.0%


                  CLASS A SERIES
                  2004-2   FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     SSB Bank PFL         $66,150,000     19.8%

                                    JP Morgan Chase      $61,550,000     18.4%

                                    Brown Bros.          $60,400,000     18.1%

                                    Wachovia Bank NA     $50,000,000     14.9%

                                    Bank of New York     $30,500,000      9.1%

                                    Bank of New York/    $25,000,000      7.5%
                                      Barclays


                  CLASS B SERIES
                  2004-2 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank
                                      & Trust            $18,000,000     60.0%

                                    Bank of New York     $12,000,000     40.0%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2004-2 4.35%
                  ASSET BACKED
                  CERTIFICATES:     Mellon Trust        $131,190,000     25.1%

                                    JP Morgan Chase     $116,300,000     22.3%

                                    Bank of New York     $76,860,000     14.7%

                                    State Street Bank    $75,205,000     14.4%
                                      & Trust

                                    Northern Trust       $33,895,000      6.5%


                  CLASS B SERIES
                  2004-3 4.55%
                  ASSET BACKED
                  CERTIFICATES:     State Street Bank    $12,500,000     41.6%
                                      & Trust

                                    JP Morgan Chase       $8,720,000     29.1%

                                    Bank of New York      $3,550,000     11.8%

                                    Bank of America       $3,230,000     10.8%

                                    Merrill Lynch         $2,000,000      6.7%


                  CLASS A SERIES
                  2004-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $259,460,000     28.2%

                                    Citibank             $56,845,000      6.2%


                  CLASS B SERIES
                  2004-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase      $32,575,000     39.5%

                                    Bank of New York     $18,000,000     21.8%

                                    Citibank             $11,350,000     13.6%

                                    Alaska USA           $10,000,000     12.1%

                                    State Street Bank -   $5,000,000      6.1%
                                      PFL

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2004-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $245,000,000     29.3%
                                      & Trust

                                    LaSalle Bank        $132,400,000     15.9%

                                    Northern Trust       $73,000,000      8.7%


                  CLASS B SERIES
                  2004-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase      $43,850,000     58.5%

                                    Citibank             $16,150,000     21.5%

                                    State Street Bank     $9,000,000     12.0%
                                      & Trust

                                    Brown Bros.           $6,000,000      8.0%


                  CLASS A SERIES
                  2005-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     JP Morgan Chase     $132,115,000     26.4%

                                    LaSalle Bank         $79,960,000     15.9%

                                    Mellon Trust         $72,095,000     14.4%

                                    Northern Trust       $70,975,000     14.2%

                                    State Street Bank    $57,345,000     11.4%
                                      & Trust


                  CLASS B SERIES
                  2005-1 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank -  $19,000,000     42.2%
                                      PFL

                                    JP Morgan Chase      $10,000,000     22.2%

                                    Citibank             $10,000,000     22.2%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                    CLASS A SERIES
                    2005-2 FLOATING
                    RATE ASSET
                    BACKED
                    CERTIFICATES:   Bank of New York    $210,000,000     41.9%

                                    JP Morgan Chase     $165,000,000     32.9%

                                    Brown Bros.          $75,000,000     14.9%

                                    US Bank NA           $41,000,000      8.2%


                    CLASS B SERIES
                    2005-2 FLOATING
                    RATE ASSET
                    BACKED
                    CERTIFICATES:   Bank of New York     $19,000,000     42.2%

                                    Citibank             $12,000,000     26.7%

                                    JP Morgan Chase/      $7,000,000     15.5%
                                      Broker

                                    Bank of New York/     $7,000,000     15.5%
                                      Barclays


                    CLASS A SERIES
                    2005-3 FLOATING
                    RATE ASSET
                    BACKED
                    CERTIFICATES:   JP Morgan Chase     $135,421,000     23.2%

                                    Mellon Trust        $112,302,000     19.2%

                                    Bank of New York     $70,100,000     11.9%

                                    Citibank             $41,000,000      7.0%

                                    Investors Bank       $38,400,000      6.6%


                    CLASS B SERIES
                    2005-3 FLOATING
                    RATE ASSET
                    BACKED
                    CERTIFICATES:   State Street Bank -  $28,500,000     54.3%
                                      PFL

                                    CGM/Salomon Bros.    $17,000,000     32.2%

                                    JP Morgan Chase       $7,000,000     13.3%

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2005-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Bank of New York    $163,500,000     39.2%

                                    SEI Private          $73,000,000     17.5%
                                      Investments

                                    JP Morgan Chase      $53,000,000     12.7%

                                    State Street Bank    $50,000,000     11.9%
                                      & Trust

                                    Brown Bros.          $30,000,000      7.2%

                                    Citibank             $26,000,000      6.2%


                  CLASS B SERIES
                  2005-4 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $22,500,000     60.0%
                                      & Trust

                                    Alaska USA            $4,000,000     10.7%


                  CLASS A SERIES
                  2005-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Northern Trust      $274,555,000     29.9%

                                    JP Morgan Chase     $173,305,000     18.9%

                                    Citibank             $83,300,000      9.1%

                                    Bank of New York     $68,175,000      7.4%

                                    Investors Bank       $60,425,000      6.6%


                  CLASS B SERIES
                  2005-5 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank -  $30,000,000     36.4%
                                      PFL

                                    Citibank             $26,000,000     31.5%

                                    Bank of New York     $10,000,000     12.1%

                                    Mellon Trust         $10,000,000     12.1%

                                    JP Morgan Chase/      $6,500,000      7.9%
                                      CCS2

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2005-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank   $169,130,000     28.9%
                                      & Trust

                                    Bank of New York    $115,510,000     19.8%

                                    JP Morgan Chase      $94,500,000     16.2%

                                    Northern Trust       $69,600,000     11.9%

                                    Citibank             $54,015,000      9.2%

                                    Mellon Trust         $51,600,000      8.8%


                  CLASS B SERIES
                  2005-6 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Bank of New York     $20,000,000     38.1%

                                    State Street Bank    $18,000,000     34.3%
                                      & Trust

                                    JP Morgan Chase      $13,000,000     24.8%


                  CLASS A SERIES
                  2005-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     Bank of New York    $289,500,000     49.5%

                                    JP Morgan Chase     $165,500,000     28.3%

                                    State Street Bank    $83,000,000     14.2%
                                      & Trust


                  CLASS B SERIES
                  2005-7 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank    $21,200,000     40.4%
                                      & Trust

                                    Citibank             $10,000,000     19.0%

                                    Mellon Trust         $10,000,000     19.0%

                                    Bank of New York/    $10,000,000     19.0%
                                      Barclays

                                                        Principal
                                                        Amount of       Percent
                                    Name                Certificates    of Class
                                    ----                ------------    --------

                  CLASS A SERIES
                  2005-8 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     UBS AG              $198,000,000     47.4%

                                    JP Morgan Chase     $108,000,000     25.9%

                                    Northern Trust       $86,000,000     20.6%


                  CLASS B SERIES
                  2005-8 FLOATING
                  RATE ASSET
                  BACKED
                  CERTIFICATES:     State Street Bank -  $20,000,000     53.3%
                                      PFL

                                    JP Morgan Chase       $9,000,000     24.0%

                                    Alaska USA            $8,500,000     22.7%


         The address of each of the above participants is:

              (a)   c/o The Depository Trust Company
                    55 Water Street
                    New York, New York 10041

              (b)   Not Applicable.

              (c)   Not Applicable.


Item 13. Certain Relationships and Related Transactions

         The Bank of New York, a New York banking corporation, acts as trustee under the Agreement. TRS and its affiliates may from time to time enter into normal banking and trustee relationships with the Bank of New York.


Item 14. Principal Accountant Fees and Services

         Not Applicable.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  (1)   Not Applicable.

              (2)   Not Applicable.

              (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (c)  Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
                                  Registrant

                                  By:  AMERICAN EXPRESS RECEIVABLES
                                       FINANCING CORPORATION II,
                                       Depositor of the Trust

                                       By: /s/  Maureen Ryan
                                           -----------------------
                                           Maureen Ryan
                                           President


                                  By:  AMERICAN EXPRESS RECEIVABLES
                                       FINANCING CORPORATION III LLC,
                                       Depositor of the Trust

                                       By: /s/  Andrea J. Moss
                                           -----------------------
                                           Andrea J. Moss
                                           President


                                  By:  AMERICAN EXPRESS RECEIVABLES
                                       FINANCING CORPORATION IV LLC,
                                       Depositor of the Trust

                                       By: /s/  Daniel L. Follett
                                           ------------------------
                                           Daniel L. Follett
                                           President




Date:  March 13, 2006

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

4.1* Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006.

4.2 Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

4.3 Series 2001-2 Supplement to the Pooling and Servicing Agreement, dated March 23, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 23, 2001, File No. 000-20787).

4.4 Series 2001-3 Supplement to the Pooling and Servicing Agreement, dated April 3, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated March 30, 2001, File No. 000-20787).

4.5 Series 2001-4 Supplement to the Pooling and Servicing Agreement, dated April 19, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated April 19, 2001, File No. 000-20787).

4.6 Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

4.7 Series 2001-6 Supplement to the Pooling and Servicing Agreement, dated June 12, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 12, 2001, File No. 000-20787).

4.8 Series 2001-7 Supplement to the Pooling and Servicing Agreement, dated August 21, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated August 21, 2001, File No. 000-20787).

4.9 Series 2002-1 Supplement to the Pooling and Servicing Agreement, dated February 21, 2002 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated February 21, 2002, File No. 000-20787).

4.10 Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

4.11 Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

4.12 Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2002, File No. 000-20787).

4.13 Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

4.14 Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

4.15 Series 2003-2 Supplement to the Pooling and Servicing Agreement, dated April 2, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

4.16 Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

4.17 Series 2003-4 Supplement to the Pooling and Servicing Agreement, dated June 18, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 18, 2003, File No. 000-20787).

4.18 Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

4.19 Series 2004-2 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.20 Series 2004-3 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.21 Series 2004-4 Supplement to the Pooling and Servicing Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 17, 2004, File No. 000-20787).

4.22 Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-20787).

4.23 Series 2005-1 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 24, 2005, File No. 000-20787).

4.24 Series 2005-2 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 24, 2005, File No. 000-20787).

4.25 Series 2005-3 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 17, 2005, File No. 000-20787).

4.26 Series 2005-4 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 17, 2005, File No. 000-20787).

4.27 Series 2005-5 Supplement to the Pooling and Servicing Agreement, dated July 21, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 21, 2005, File No. 000-20787).

4.28 Series 2005-6 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 22, 2005, File No. 000-20787).

4.29 Series 2005-7 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated August 22, 2005, File No. 000-20787).

4.30 Series 2005-8 Supplement to the Pooling and Servicing Agreement, dated November 22, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 22, 2005, File No. 000-20787).

10.1 Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

10.2 Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787).

10.3 Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787).

31.1*    Certification   of  Maureen  Ryan   pursuant  to  Section  302  of  the
         Sarbanes-Oxley Act of 2002.

31.2* Certification of Andrea J. Moss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3* Certification of Daniel L. Follett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*    Annual Servicer Compliance Statement.

99.2*    Annual Accountant's Report of PricewaterhouseCoopers LLP.

99.3*    Report Containing Aggregated Information for 2005.