Form 10-K
period 2006-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2007-03-23
CIK 1003509, 1283435, 1283434, 949349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period
Commission File Number of Issuing Entity: 333-130508-01
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
(Exact Name of Issuing Entity as specified in its charter)
(Issuing Entity in respect of the Certificates)

AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II	AMERICAN EXPRESS FINANCING CORPORATION III LLC	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC
(Exact Name of Depositors as specified in their respective charters)

AMERICAN EXPRESS CENTURION BANK	AMERICAN EXPRESS BANK, FSB
(Exact Name of Sponsors as specified in their respective charters)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	Not Applicable (I.R.S. Employer Identification Number of the issuing entity)

c/o The Bank of New York Corporate Trust 101 Barclay Street, New York (Address of the principal executive offices of the issuing entity)	10286 (Zip Code of the issuing entity)
(212) 815-6258
Telephone Number, including area code
of the issuing entity,
c/o the Bank of New York
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑ [Item 405 of Regulation S-K is not applicable.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
     Not Applicable.
Substitute Information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).
     The pool assets held by the American Express Credit Account Master Trust (the “Trust”) do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     Based on the standards set forth in Item 1114(b) of Regulations AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).
     Based on the standards set forth in Item 1115(b) of Regulations AB, no information is required in response to this Item.
Item 1117 of Regulation AB: Legal Proceedings.
     American Express Company and its affiliates (collectively, “American Express”), including the servicer and the account owners, are, from time to time, subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the certificates issued by the trust cannot be predicted at this time. American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express’ charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. American Express filed a motion to dismiss all of the actions that were filed prior to April 30, 2004 pending in the Southern District of New York and, with respect to one case pending in California, to stay the action pending resolution of the motion to dismiss. On July 1, 2005, the Court denied American Express’ motion to dismiss. The California case remains stayed. On March 16, 2006, the Court granted American Express’ motion to compel arbitration of the claims of those merchants whose card acceptance agreement contains an arbitration clause. That decision has been appealed. New claims have now been filed against American Express challenging contract provisions that prohibit merchants from attempting to switch cardmembers to other forms of payment and that prohibit merchants from discriminating against the American Express Card by placing restrictions on card use (such as surcharging) that are not placed on cards issued by competitors. These new claims are pending in the Southern District of New York and are subject to the March 16 arbitration ruling.
     In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5%” cash rebates with the Blue Cash card. The complaint originally sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer”, but has since been amended to seek only a New Jersey statewide class. The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. American Express has moved to compel arbitration.

PART II
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results
            of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
     None.
PART III
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Substitute Information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
     Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, and Regulus Group LLC, for itself and its wholly-owned subsidiaries (“Regulus”) and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.
     Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2006, TRS’ proprietary facilities conducted paper payment remittance processing services. Regulus also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Regulus is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. Regulus also is responsible for encoding and processing the remittance checks received by TRS at these locations. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Regulus defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of Regulus’ compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York defines its platform to include (i) publicly-issued asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), and (ii) for which The Bank of New York provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities. Based on our understanding of their platforms and the guidance that is available at this time, we believe that the criteria set forth by Regulus and The Bank of New York are parameters by which a servicing participant should be permitted to define and limit its platform; however, because this is the first year that Reports on Assessment of Compliance are being issued under Item 1122 of Regulation AB and the guidance at this time is subject to clarification and change, we cannot assure you that the SEC and its staff will necessarily agree.
     None of TRS or the Trust is an affiliate of Regulus or The Bank of New York.
Item 1123 of Regulation AB: Servicer Compliance Statement.
     Each of TRS, ACSC, American Express Centurion Bank, American Express Bank, FSB and Regulus has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Not Applicable.

	(2)	Not Applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION II,
Depositor

	By: Name:	/s/ Maureen Ryan Maureen Ryan
	Title:	President

By:	AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION III LLC,
Depositor

	By: Name:	/s/ Catherine M. Hogan Catherine M. Hogan
	Title:	President

By:	AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION IV LLC,
Depositor

	By: Name:	/s/ Robert Radle Robert Radle
	Title:	President
Date: March 23, 2007

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).
3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 to Registration No. 333-113579).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 to Registration No. 333-113579).

4.1	Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006 (incorporated by reference to Exhibit 4.1 of Form 10-K, dated March 13, 2006, File No. 000-20787).

4.2	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787).

4.3	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

4.4	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787).

4.5	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787).

4.6	Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated as of May 9, 2001, File No. 000-20787).

4.7	Series 2002-2 Supplement to the Pooling and Servicing Agreement, dated April 25, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2002, File No. 000-20787).

4.8	Series 2002-3 Supplement to the Pooling and Servicing Agreement, dated May 16, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 16, 2002, File No. 000-20787).

4.9	Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2002, File No. 000-20787).

4.10	Series 2002-6 Supplement to the Pooling and Servicing Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2002, File No. 000-20787).

4.11	Series 2003-1 Supplement to the Pooling and Servicing Agreement, dated February 20, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 20, 2003, File No. 000-20787).

4.12	Series 2003-2 Supplement to the Pooling and Servicing Agreement, dated April 2, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 2, 2003, File No. 000-20787).

4.13	Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-20787).

4.14	Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-20787).

4.15	Series 2004-2 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.16	Series 2004-3 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 2, 2004, File No. 000-20787).

4.17	Series 2004-4 Supplement to the Pooling and Servicing Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 17, 2004, File No. 000-20787).

4.18	Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-20787).

4.19	Series 2005-1 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 24, 2005, File No. 000-20787).

4.20	Series 2005-2 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 24, 2005, File No. 000-20787).

4.21	Series 2005-3 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 17, 2005, File No. 000-20787).

4.22	Series 2005-4 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 17, 2005, File No. 000-20787).

4.23	Series 2005-5 Supplement to the Pooling and Servicing Agreement, dated July 21, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 21, 2005, File No. 000-20787).

4.24	Series 2005-6 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 22, 2005, File No. 000-20787).

4.25	Series 2005-7 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated August 22, 2005, File No. 000-20787).

4.26	Series 2005-8 Supplement to the Pooling and Servicing Agreement, dated November 22, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 22, 2005, File No. 000-20787).

4.27	Series 2006-1 Supplement to the Pooling and Servicing Agreement, dated June 14, 2006 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 16, 2006, File No. 000-20787).

4.28	Series 2006-2 Supplement to the Pooling and Servicing Agreement, dated June 14, 2006 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 16, 2006, File No. 000-20787).

4.29	Series 2006-3 Supplement to the Pooling and Servicing Agreement, dated August 15, 2006 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 16, 2006, File No. 000-20787).

4.30	Series 2007-1 Supplement to the Pooling and Servicing Agreement, dated February 14, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 15, 2007, File No. 000-20787).

4.31	Series 2007-2 Supplement to the Pooling and Servicing Agreement, dated February 14, 2007 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 15, 2007, File No. 000-20787).

4.32	Series 2007-3 Supplement to the Pooling and Servicing Agreement, dated March 21, 2007 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 21, 2007, File No. 000-20787).

10.1	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-3, filed March 6, 1996, File No. 33-95784).

31.1*	Certification of Maureen Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pre-Regulation AB for the period from and including January 1, 2006 to and including May 25, 2006 (the last day of the distribution period before which the American Express Credit Account Master Trust first issued securities subject to Regulation AB).

31.2*	Certification of Catherine M. Hogan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the pre-Regulation AB period from and including January 1, 2006 to and including May 25, 2006 (the last day of the distribution period before which the American Express Credit Account Master Trust first issued securities subject to Regulation AB).

31.3*	Certification of Robert Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the pre-Regulation AB period from and including January 1, 2006 to and including May 25, 2006 (the last day of the distribution period before which the American Express Credit Account Master Trust first issued securities subject to Regulation AB).

31.4*	Certification of Maureen Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the post-Regulation AB period from and including May 25, 2006 (the first day of the distribution period in which the American Express Credit Account Master Trust first issued securities subject to Regulation AB) to and including December 25, 2006.

31.5*	Certification of Catherine M. Hogan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the post-Regulation AB period from and including May 25, 2006 (the first day of the distribution period in which the American Express Credit Account Master Trust first issued securities subject to Regulation AB) to and including December 25, 2006.

31.6*	Certification of Robert Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the post-Regulation AB period from and including May 25, 2006 (the first day of the distribution period in which the American Express Credit Account Master Trust first issued securities subject to Regulation AB) to and including December 25, 2006.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Regulus Group LLC.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to Regulus Group LLC.

34.3*	Attestation Report of Ernst & Young on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of American Express Centurion Bank.

35.4*	Servicer Compliance Statement of American Express Bank, FSB.

35.5*	Servicer Compliance Statement of Regulus West LLC.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.2	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

7

99.5	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.6	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).