Form 10-K
period 2007-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2008-03-14
CIK 1003509, 1283435, 1283434, 949349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
      (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period
Commission File Number of Issuing Entity: 333-130508-01
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
(Exact Name of Issuing Entity as specified in its Charter)
(Issuing Entity in respect of the Certificates)

AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC
(Exact name of Depositors as specified in their respective charters)

AMERICAN EXPRESS CENTURION BANK	AMERICAN EXPRESS BANK, FSB
(Exact name of Sponsors as specified in their respective charters)

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Corporate Trust 101 Barclay Street, New York, New York (Address of the Principal Executive Offices of the Issuing Entity)	10286 (Zip Code of the Issuing Entity)
(212) 815-6258
(Telephone Number, including area code
of the Issuing Entity,
c/o The Bank of New York)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
           YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
           YES ☐   NO ☑
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1112(b) of Regulation AB: Significant obligors of pool assets (Financial information)
Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (Financial information)
Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information)
Item 1117 of Regulation AB: Legal proceedings
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB: Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-33.2: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-33.3: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT OF PRICEWATERHOUSECOOPERS LLP
EX-34.2: ATTESTATION REPORT OF KPMG
EX-34.3: ATTESTATION REPORT OF KPMG
EX-35.1: SERVICER COMPLIANCE STATEMENT
EX-35.2: SERVICER COMPLIANCE STATEMENT
EX-35.3: SERVICER COMPLIANCE STATEMENT
EX-35.4: SERVICER COMPLIANCE STATEMENT
EX-35.5: SERVICER COMPLIANCE STATEMENT

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business.
Item 1A. Risk Factors.
                * * *
Item 1B. Unresolved Staff Comments.
                Not Applicable.
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
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
     Based on the standards set forth in Item 1114(b) of Regulation AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).
     Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.
Item 1117 of Regulation AB: Legal proceedings.
     American Express Company and its affiliates (collectively, “American Express”), including the servicer and the account owners, are, from time to time, subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the certificates issued by the trust cannot be predicted at this time. American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express’ charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. With the exception of one case pending in California, the cases have been consolidated under the caption “In re American Express Merchants’ Litigation” in the U.S. District Court for the Southern District of New York. American Express filed a motion to dismiss all of the actions that were filed in the Southern District of New York prior to April 30, 2004, and, with respect to the case pending in California, to stay the action pending resolution of the motion to dismiss. On March 15, 2006, the Court granted American Express’ motion, with the Court finding the claims of those merchants whose card acceptance agreement contained an arbitration clause to be subject to arbitration. That decision has been appealed. American Express also filed a motion to dismiss an action filed in the Southern District of New York in July 2004, which motion was denied in July 2005. On October 1, 2007, the plaintiffs in such action filed a motion seeking certification of a class, which American Express has opposed. Additionally, claims have been filed against American Express challenging contract provisions that prohibit merchants from attempting to switch cardmembers to other forms of payment and that prohibit merchants from discriminating against the American Express Card by placing restrictions on card use (such as surcharging) that are not placed on cards issued by competitors. These claims are also pending in the U.S. District Court for the Southern District of New York, and the plaintiffs in these actions have agreed that a stay would be imposed with regard to their respective actions pending the outcome of the appeal of the March 15th arbitration ruling referenced above.

PART II
The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
                * * *
Item 9B. Other Information.
                Not Applicable.
PART III
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors and Executive Officers of the Registrants.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
     Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly-owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, and Regulus Group LLC, for itself and its wholly-owned subsidiaries (“Regulus”) and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
Vendors
     A Servicing Participant may engage one or more vendors, who are not considered servicers for purposes of Regulation AB, to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.
Exceptions
     Except as disclosed below, no Report on Assessment or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant. In addition, no Report on Assessment or related Attestation Report has identified any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.
     The Bank of New York: The Bank of New York’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York. Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), collections received on assets relating to certain series of securities were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the indenture trustee and remitted directly to the investors in such series. The Bank of New York indicates that the segregated account relating to each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the indenture trustee as stated above.
     The Bank of New York further indicates in its Report on Assessment that (i) all collections were properly allocated by the indenture trustee to the related series of securities and timely remitted to the investors in such series, and (ii) procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series in accordance with the related transaction documents. We have not independently verified the accuracy of The Bank of New York’s assertions or the adequacy of its remediation efforts; however, based on the above and on discussions with The Bank of New York, the registrant does not believe these errors had a material impact or effect on the Trust’s investors.
Platform Level Reports
     Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2007, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing disputes services. Regulus also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Regulus is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. Regulus also is responsible for encoding and processing the remittance checks received by TRS at these locations. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Regulus defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and (ii) who have requested confirmation of Regulus’ compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation also performs billing disputes services at its Gurgaon, India site. Within guidelines prescribed by TRS, eFunds Corporation is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York defines its platform to include (i) publicly issued asset-backed securities issued on or after January 1, 2007 (and like-kind transactions issued prior to January 1, 2007), and (ii) for which The Bank of New York provides trustee, securities administration, or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset-backed securities. Based on our understanding of their platforms and the guidance that is available at this time, we believe that the criteria set forth by Regulus and The Bank of New York are parameters by which a servicing participant should be permitted to define and limit its platform.
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
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	(1) Not Applicable.
(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and the date indicated.

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
Date: March 14, 2008

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 to Registration No. 333-113579-02).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 to Registration No. 333-113579-01).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, dated March 13, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 333-113579-02).

4.3	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-207807-07).

4.4	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 on Form S-3, filed March 6, 1996, File No. 33-95784).

4.5	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.6	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-207807-07).

4.7	Series 2001-5 Supplement to the Pooling and Servicing Agreement, dated May 9, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated May 9, 2001, File No. 000-207807-07).

4.8	Series 2002-5 Supplement to the Pooling and Servicing Agreement, dated July 17, 2002 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 19, 2002, File No. 000-207807-07).

4.9	Series 2003-3 Supplement to the Pooling and Servicing Agreement, dated May 7, 2003 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 7, 2003, File No. 000-207807-07).

4.10	Series 2004-1 Supplement to the Pooling and Servicing Agreement, dated March 1, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 1, 2004, File No. 000-207807-07).

4.11	Series 2004-2 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 2, 2004, File No. 000-207807-07).

4.12	Series 2004-3 Supplement to the Pooling and Servicing Agreement, dated June 2, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 2, 2004, File No. 000-207807-07).

4.13	Series 2004-4 Supplement to the Pooling and Servicing Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 17, 2004, File No. 000-207807-07).

4.14	Series 2004-5 Supplement to the Pooling and Servicing Agreement, dated September 23, 2004 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated September 21, 2004, File No. 000-207807-07).

4.15	Series 2005-1 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 24, 2005, File No. 000-207807-07).

4.16	Series 2005-2 Supplement to the Pooling and Servicing Agreement, dated March 24, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 24, 2005, File No. 000-207807-07).

4.17	Series 2005-3 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 17, 2005, File No. 000-207807-07).

4.18	Series 2005-4 Supplement to the Pooling and Servicing Agreement, dated June 17, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 17, 2005, File No. 000-207807-07).

4.19	Series 2005-5 Supplement to the Pooling and Servicing Agreement, dated July 21, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 21, 2005, File No. 000-207807-07).

4.20	Series 2005-6 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 18, 2005, File No. 000-207807-07).

4.21	Series 2005-7 Supplement to the Pooling and Servicing Agreement, dated August 18, 2005 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated August 18, 2005, File No. 000-207807-07).

4.22	Series 2005-8 Supplement to the Pooling and Servicing Agreement, dated November 22, 2005 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 22, 2005, File No. 000-207807-07).

4.23	Series 2006-1 Supplement to the Pooling and Servicing Agreement, dated June 14, 2006 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 14, 2006, File No. 000-207807-07).

4.24	Series 2006-2 Supplement to the Pooling and Servicing Agreement, dated June 14, 2006 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated June 14, 2006, File No. 000-207807-07).

4.25	Series 2006-3 Supplement to the Pooling and Servicing Agreement, dated August 15, 2006 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 15, 2006, File No. 333-113579-02).

4.26	Series 2007-1 Supplement to the Pooling and Servicing Agreement, dated February 14, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 14, 2007, File No. 333-113579-02).

4.27	Series 2007-2 Supplement to the Pooling and Servicing Agreement, dated February 14, 2007 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 14, 2007, File No. 333-113579-02).

4.28	Series 2007-3 Supplement to the Pooling and Servicing Agreement, dated March 21, 2007, (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 21, 2007, File No. 333-113579-02).

4.29	Series 2007-4 Supplement to the Pooling and Servicing Agreement, dated, May 17, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 17, 2007, File No. 333-113579-02).

4.30	Series 2007-5 Supplement to the Pooling and Servicing Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 4.2 of Form 8-K, dated May 17, 2007, File No. 333-113579-02).

4.31	Series 2007-6 Supplement to the Pooling and Servicing Agreement, dated July 24, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 24, 2007, File No. 333-113579-02).

4.32	Series 2007-7 Supplement to the Pooling and Servicing Agreement, dated July 24, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 24, 2007, File No. 333-113579-02).

4.33	Series 2007-8 Supplement to the Pooling and Servicing Agreement, dated October 15, 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 15, 2007, File No. 333-113579-02).

4.34	Series 2008-1 Supplement to the Pooling and Servicing Agreement, dated January 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 25, 2008, File No. 333-113579-02).

4.35	Series 2008-2 Supplement to the Pooling and Servicing Agreement, dated February 22, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 22, 2008, File No. 333-113579-02).

4.36	Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 14, 2008, File No. 333-113579-02).

4.37	Omnibus Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 333-113579-02).

31.1*	Certification of Maureen Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2007 to and including December 31, 2007.

31.2*	Certification of Catherine M. Hogan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2007 to and including December 31, 2007.

31.3*	Certification of Robert Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2007 to and including December 31, 2007.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Regulus Group LLC.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to Regulus LLC.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of Regulus West LLC.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Registration Statement on form S-3/A Filed March 31, 2006, File No. 333-130508).

99.2	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Registration Statement on Form S-3/A filed March 31, 2006, File No. 333-130508).

99.4	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Registration Statement on Form S-3, filed March 31, 2006, File No. 333-130508).

99.5	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Registration Statement on form S-3, Filed March 31, 2006, File No. 333-130508).