Form 10-K
period 2013-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP II
filed 2014-03-20
CIK 1003509, 1283435, 1283434, 949349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission File Number of Issuing Entity: 000-20787-07

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

(Issuing Entity in respect of the Certificates)

AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC

(Exact name of Depositors as specified in their respective charters)

AMERICAN EXPRESS CENTURION BANK	AMERICAN EXPRESS BANK, FSB

(Exact name of Sponsors as specified in their respective charters)

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Mellon Corporate Trust 101 Barclay Street, New York, New York	10286
(Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)

(212) 815-6258

(Telephone Number, including area code

of the Issuing Entity,

c/o The Bank of New York Mellon)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

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

Item 1117 of Regulation AB: Legal proceedings.

American Express Company and its subsidiaries (“American Express”) are involved in a number of legal and arbitration proceedings, including class actions, and are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations.

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against us, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages.

The DOJ matter was coordinated pre-trial with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that our “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief.

In July 2004, we were named as a defendant in a putative class action captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of our charge cards and credit cards in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages.

In December 2013, we announced a proposed settlement of the Marcus case and the putative class actions challenging our anti-steering or non-discrimination provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing is scheduled for September 17, 2014.

Trial of the DOJ matter is to commence on June 16, 2014. A trial date for the individual merchant actions has not been set. Defendants’ motions for summary judgment in those cases are also pending.

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that we conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardholder agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express Card Members are not part of the class. The settlement of the claims asserted on behalf of the damage class concerning foreign currency conversion rates was approved in 2012. Trial of the claims asserted by the injunction class concerning cardholder arbitration clauses concluded in February 2013. We are awaiting decision.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint seeks to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased.

In September 2010, a putative class action, captioned Meeks v. American Express Centurion Bank, was filed in Fulton County Superior Court, Georgia and later moved to federal court. Plaintiffs seek to certify a nationwide class of all American Express Card Members who received unilateral interest rate increases despite their accounts being in good standing. The case is administratively closed pending further developments in Ross v. American Express Company.

In 2013, two putative class actions, captioned Seldes v. American Express Centurion Bank and Manhattan Steamboat LLC v. American Express Bank, FSB, were filed by plaintiffs making allegations similar to those in Meeks and seeking to certify nationwide classes. We have moved to dismiss or, in the alternative, to stay these actions.

In October 2012, a putative class action captioned Clarke v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York alleging that American Express Company, American Express Travel Related Services, Inc., American Express Centurion Bank and American Express Bank, FSB violated state consumer protection laws, state common law and federal statutory law in the marketing, selling and implementation of a credit card product known as “Account Protector.” The complaint seeks unspecified compensatory and punitive damages along with injunctive and declaratory relief.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B. Other Information.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”), for itself and on behalf of its wholly owned subsidiaries, Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB, TransCentra, Inc. (formerly known as Regulus Group LLC), for itself and its wholly owned subsidiaries (“TransCentra”) and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2013, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with two servicing criteria applicable to The Bank of New York Mellon. With regard to servicing criterion 1122(d)(3)(i), The Bank of New York Mellon’s report states that, during the reporting period, certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements. With regard to servicing criterion 1122(d)(3)(ii), The Bank of New York Mellon’s report states that, during the reporting period, for an auto transaction in the servicing platform identified in the report, certain amounts due to the related investors were not remitted in accordance with the timeframes set forth in the related transaction agreements. The Bank of New York Mellon identifies in its report certain remediation efforts with respect to the instances of noncompliance with servicing criteria 1122(d)(3)(i) and 1122(d)(3)(ii). With respect to servicing criterion 1122(d)(3)(i), The Bank of New York Mellon has confirmed to the Depositors and TRS that it remediated the instances of noncompliance related to the Trust by distributing to investors the reports that had not been delivered previously in the manner specified under the related transaction agreements. The Bank of New York Mellon has further confirmed to the Depositors and TRS that no instance of noncompliance with servicing criterion 1122(d)(3)(ii) involved the Trust or investors in the Trust. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions, the adequacy of its remediation efforts or the accuracy of its confirmations.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2013, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly owned subsidiary of Fidelity National Information Services, Inc., also performs billing dispute services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration or paying agent services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of TransCentra or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, ACSC, American Express Centurion Bank, American Express Bank, FSB and TransCentra has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION II, Depositor

By:	/s/ Anderson Y. Lee
	Name:	Anderson Y. Lee
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Kevin L. Thompson
	Name:	Kevin L. Thompson
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)

Dated: March 20, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

4.1	American Express Credit Account Master Trust Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated as of January 1, 2006, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Receivables Financing Corporation II, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 10-K, filed March 14, 2006, File No. 000-20787-07).

4.2	First Amendment to the Pooling and Servicing Agreement, dated December 17, 2007 (incorporated by reference to Exhibit 99.01 of Form 8-K, dated December 17, 2007, File No. 000-20787-07).

4.3	Second Amendment to the Pooling and Servicing Agreement, dated October 24, 2008 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.4	Third Amendment to the Pooling and Servicing Agreement, dated February 24, 2009 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.5	Fourth Amendment to the Pooling and Servicing Agreement, dated October 7, 2010 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.6	Fifth Amendment to the Pooling and Servicing Agreement, dated May 10, 2013 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.7	Sixth Amendment to the Pooling and Servicing Agreement, dated January 29, 2014 (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.8	Supplemental Assumption Agreement, dated June 27, 1996, between American Express Centurion Bank, as Assignor, and American Express Deposit Corporation, as Assignee, with respect to the Pooling and Servicing Agreement Governing the American Express Credit Account Master Trust (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 15, 1996, File No. 000-20787-07).

4.9	Form of American Express Receivables Financing Corporation II Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form S-3, filed March 6, 1996, File No. 33-95784).

4.10	Receivables Purchase Agreement, dated April 16, 2004, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.11	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.12	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.13	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.14	Fourth Amendment to the Receivables Purchase Agreement, dated May 10, 2013, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.2 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.15	Receivables Purchase Agreement, dated April 16, 2004, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated April 16, 2004, File No. 000-20787-07).

4.16	First Amendment to the Receivables Purchase Agreement, dated October 24, 2008, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 24, 2008, File No. 000-20787-07).

4.17	Second Amendment to the Receivables Purchase Agreement, dated February 24, 2009, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated February 24, 2009, File No. 000-20787-07).

4.18	Third Amendment to the Receivables Purchase Agreement, dated October 7, 2010, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 7, 2010, File No. 000-20787-07).

4.19	Fourth Amendment to the Receivables Purchase Agreement, dated May 10, 2013, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated May 10, 2013, File No. 000-20787-07).

4.20	Series 2004-2 Supplement, dated June 2, 2004, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 2, 2004, File No. 000-20787-07).

4.21	Series 2005-2 Supplement, dated March 24, 2005, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of March 24, 2005, File No. 000-20787-07).

4.22	Series 2007-2 Supplement, dated February 14, 2007, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of February 14, 2007, File No. 000-20787-07).

4.23	Series 2008-2 Supplement, dated February 22, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of February 22, 2008, File No. 000-20787-07).

4.24	Series 2008-4 Supplement, dated as of April 17, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of April 17, 2008, File No. 000-20787-07).

4.25	Series 2008-6 Supplement, dated as of July 24, 2008, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 24, 2008, File No. 000-20787-07).

4.26	Series 2009-2 Supplement, dated as of September 11, 2009, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of September 11, 2009, File No. 000-20787-07).

4.27	Series 2011-1 Supplement, dated as of October 12, 2011, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 12, 2011, File No. 000-20787-07).

4.28	Series 2012-1 Supplement, dated as of June 22, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of June 22, 2012, File No. 000-20787-07).

4.29	Series 2012-2 Supplement, dated as of August 21, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of August 21, 2012, File No. 000-20787-07).

4.30	Series 2012-3 Supplement, dated as of August 21, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of August 21, 2012, File No. 000-20787-07).

4.31	Series 2012-4 Supplement, dated as of November 8, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of November 8, 2012, File No. 000-20787-07).

4.32	Series 2012-5 Supplement, dated as of November 8, 2012, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of November 8, 2012, File No. 000-20787-07).

4.33	Series 2013-1 Supplement, dated as of July 25, 2013, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of July 25, 2013, File No. 000-20787-07).

4.34	Series 2013-2 Supplement, dated as of November 13, 2013, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of November 13, 2013, File No. 000-20787-07).

4.35	Series 2013-3 Supplement, dated as of November 13, 2013, supplementing the Pooling and Servicing Agreement, dated as of May 16, 1996, as amended and restated as of January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of November 13, 2013, File No. 000-20787-07).

4.36	Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of March 14, 2008, File No. 000-20787-07).

4.37	Omnibus Amendment to Series Supplements, dated as of March 5, 2008, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 14, 2008, File No. 000-20787-07).

4.38	Amendment to Series 2009-1 Supplement, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated as of October 2, 2009, File No. 000-20787-07).

4.39	Omnibus Amendment to Group I Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of October 2, 2009, File No. 000-20787-07).

4.40	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated as of October 2, 2009, File No. 000-20787-07).

4.41	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated as of January 29, 2014, File No. 000-20787-07).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2013 to and including December 31, 2013.

31.2*	Certification of Kevin L. Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2013 to and including December 31, 2013.

31.3*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2013 to and including December 31, 2013.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Porter Keadle Moore LLC on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Amex Card Services Company.

35.3*	Servicer Compliance Statement of TransCentra, Inc.

35.4*	Servicer Compliance Statement of American Express Centurion Bank.

35.5*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Supplemental Servicing Agreement, dated as of June 30, 2004, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Form S-3/A filed March 23, 2006, File No. 333-130508-01).

99.2*	Amendment to Supplemental Servicing Agreement, dated as of May 10, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC.

99.3	Form of Subservicing Agreement between American Express Travel Related Services Company, Inc. and Amex Card Services Company (incorporated by reference to Exhibit 4.7 of Form S-3/A filed March 23, 2006, File No. 333-130508-01).

99.4*	Defaulted Receivables Supplemental Servicing Agreement, dated as of May 10, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC.

99.5	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment No. 1, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment No. 2, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-03, dated as of October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.10	Amendment Agreement Number FLL-05-6-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Form S-3, filed March 30, 2006, File No. 333-130508-01).

99.11	Amendment Agreement Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.12	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.13	Amendment Number NYC-0-06-2162-02, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 on Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.14	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.9 on Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.15	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 on Form 8-K, dated October 31, 2013, Filed No. 000-20787-07).