Form 10-K
period 2016-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2017-03-27
CIK 1003509, 1283434, 1283435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

(Exact name of Issuing Entity as specified in its charter)

American Express Receivables Financing Corporation III LLC	American Express Receivables Financing Corporation IV LLC
(Exact name of Depositor as specified in its charter)	(Exact name of Depositor as specified in its charter)

American Express Centurion Bank	American Express Bank, FSB
(Exact name of Sponsor as specified in its charter)	(Exact name of Sponsor as specified in its charter)

Commission File Number of Issuing Entity: 000-20787-07

Central Index Key Number of Issuing Entity: 0001003509

Commission File Number of Depositor:	Commission File Number of Depositor:
333-113579-02	333-113579-01

Central Index Key Number of Depositor:	Central Index Key Number of Depositor:
0001283434	0001283435

Central Index Key Number of Sponsor:	Central Index Key Number of Sponsor:
0000949348	0001647722

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Mellon Corporate Trust 101 Barclay Street New York, New York	10286
(Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)

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

Item 1117 of Regulation AB: Legal proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (“the Company”) are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against the Company, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act (the DOJ case). The complaint included allegations that provisions in the Company’s merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining the Company from enforcing its non-discrimination contractual provisions. The complaint did not seek monetary damages.

Following a non-jury trial in the DOJ case, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following the Company’s appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and directed the trial court to enter a judgment for American Express. Following denial of rehearing en banc by the Court of Appeals for the Second Circuit, the trial court entered judgment for the Company on January 25, 2017. The DOJ and states may seek further review by the U.S. Supreme Court.

In addition to the DOJ case, individual merchant cases and a putative class action, collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against the Company alleging that its anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. These matters, including a trial previously scheduled in the individual merchant cases, had been stayed pending resolution of the appeal in the DOJ case. Further proceedings are anticipated.

Individual merchants have initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in the Company’s card acceptance agreements and seeking damages. The Company is vigorously defending against those claims.

In July 2004, the Company was named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages. In December 2013, the Company announced a proposed settlement of the Marcus case and the putative class action challenging its anti-steering provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. On August 4, 2015, the court denied final approval of the settlement; further proceedings are anticipated.

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against the Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On June 24, 2016, the court granted the Company’s motion to transfer to the Southern District of New York the claims brought against the Company by merchants who accept American Express cards. The court also granted plaintiffs’ leave to file an amended complaint and, on September 30, 2016, denied the Company’s motion to dismiss as to claims brought by merchants who do not accept American Express cards.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiaries American Express Centurion Bank and American Express Bank, FSB), TransCentra, Inc. (formerly known as Regulus Group LLC) (“TransCentra”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust for the period covered by this Form 10-K. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2016, TRS’

proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly owned subsidiary of Fidelity National Information Services, Inc., also performs billing dispute services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between Card Members and merchants. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of TransCentra or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, American Express Centurion Bank, American Express Bank, FSB and TransCentra has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust for the period covered by this Form 10-K. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION IV LLC, Depositor

By:	/s/ Denise D. Roberts
	Name:	Denise D. Roberts
	Title:	President (senior officer in charge of securitization)

Dated: March 27, 2017

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

4.1	Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, among American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York Mellon, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.2	Amended and Restated Receivables Purchase Agreement, dated as of July 20, 2016, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.3	Amended and Restated Receivables Purchase Agreement, dated as of July 20, 2016, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.4	Series 2008-2 Supplement, dated as of February 22, 2008, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated February 22, 2008, File No. 000-20787-07).

4.5	Series 2012-1 Supplement, dated as of June 22, 2012, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated June 22, 2012, File No. 000-20787-07).

4.6	Series 2012-4 Supplement, dated as of November 8, 2012, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 8, 2012, File No. 000-20787-07).

4.7	Series 2013-1 Supplement, dated as of July 25, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 25, 2013, File No. 000-20787-07).

4.8	Series 2013-2 Supplement, dated as of November 13, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 13, 2013, File No. 000-20787-07).

4.9	Series 2014-1 Supplement, dated as of May 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 19, 2014, File No. 000-20787-07).

4.10	Series 2014-2 Supplement, dated as of July 1, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 1, 2014, File No. 000-20787-07).

4.11	Series 2014-3 Supplement, dated as of September 22, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 22, 2014, File No. 000-20787-07).

4.12	Series 2014-4 Supplement, dated as of November 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated November 19, 2014, File No. 000-20787-07).

4.13	Series 2014-5 Supplement, dated as of November 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated November 19, 2014, File No. 000-20787-07).

4.14	Series 2015-1 Supplement, dated as of July 20, 2015, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 20, 2015, File No. 000-20787-07).

4.15	Series 2016-E-I Supplement, dated as of June 7, 2016, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.01 of Form 8-K, dated June 7, 2016, File No. 000-20787-07).

4.16	Series 2016-E-II Supplement, dated as of June 7, 2016, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.02 of Form 8-K, dated June 7, 2016, File No. 000-20787-07).

4.17	Series 2017-1 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.18	Series 2017-2 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.19	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.20	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.21	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

10.1	Asset Representations Review Agreement, dated as of July 20, 2016, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

10.2	First Amendment to Asset Representations Review Agreement, dated as of February 21, 2017, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

31.1*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2016 to and including December 31, 2016.

31.2*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2016 to and including December 31, 2016.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Porter Keadle Moore LLC on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of TransCentra, Inc.

35.3*	Servicer Compliance Statement of American Express Centurion Bank.

35.4*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Second Amended and Restated Supplemental Servicing Agreement, dated as of July 20, 2016, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.5 of Form 8-K, dated July 20, 2016, File No, 000-20787-07).

99.2	Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of July 20, 2016, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.4	Amendment No. 1, dated July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.5	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment Agreement Number FLL-05-6-MP01-04, dated March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-05, dated March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Form S-3, filed March 30, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.10	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.11	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.12	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.13	Amendment Agreement Number AMEND-CW2423241, dated as of October 30, 2016, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2016, File No. 000-20787-07).

99.14	Amendment Agreement Number AMEND-CW2428684, dated as of January 30, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated January 30, 2017, File No. 000-20787-07).

99.15	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 23, 2017, File No. 000-20787-07).