Form 10-K
period 2017-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP III LLC; AMERICAN EXPRESS RECEIVABLES FINANCING CORP IV LLC
filed 2018-03-26
CIK 1003509, 1283434, 1283435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

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

Item 1117 of Regulation AB: Legal proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (“American Express”) are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, legal proceedings). During the last several years, as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, American Express has responded to many inquiries from banking and competition authorities around the world. In addition, the Department of Justice and various merchants have initiated legal proceedings to challenge aspects of American Express’ card acceptance agreements with merchants on antitrust grounds.

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against American Express alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint included allegations that provisions in American Express’ merchant agreements prohibiting merchants from steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate the antitrust laws. The complaint sought a judgment permanently enjoining American Express from enforcing its non-discrimination contractual provisions. The complaint did not seek monetary damages.

Following a non-jury trial, the trial court found that the challenged provisions were anticompetitive and on April 30, 2015, the court issued a final judgment entering a permanent injunction. Following American Express’ appeal of this judgment, on September 26, 2016, the Court of Appeals for the Second Circuit reversed the trial court decision and judgment in favor of American Express was entered on January 25, 2017. Eleven of the 17 states that are party to the case filed a petition with the Supreme Court seeking a review of the Second Circuit’s decision. On October 16, 2017, the Supreme Court granted certiorari and oral argument was held on February 26, 2018 in the case, now captioned Ohio v. American Express Co.

In addition, individual merchant cases and a putative class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against American Express alleging that its anti-steering provisions in merchant card acceptance agreements violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief.

In July 2004, American Express was named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Co., et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages.

In re: American Express Anti-Steering Rules Antitrust Litigation (II) and The Marcus Corporation v. American Express Co., et al., including a trial previously scheduled in the individual merchant cases, are stayed pending resolution of the appeal in Ohio v. American Express Co. Further proceedings are anticipated.

Individual merchants have also initiated arbitration proceedings raising similar claims concerning the anti-steering provisions in American Express’ card acceptance agreements and seeking damages. American Express is vigorously defending against those claims, which are similarly stayed.

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied American Express’ motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiaries American Express Centurion Bank and American Express Bank, FSB), TransCentra, Inc. (formerly known as Regulus Group LLC) (“TransCentra”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust for the period covered by this Form 10-K. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. With regard to servicing criterion 1122(d)(3)(i)(A), The Bank of New York Mellon’s report states that, during the reporting period, for certain resecuritization and repackage transactions, certain reports to investors were not prepared in accordance with the timeframes set forth in the related transaction agreements. The Bank of New York Mellon identifies in its report certain remediation efforts with respect to the instances of noncompliance with servicing criterion 1122(d)(3)(i)(A), which include enhancing controls in order to better ensure reports are delivered timely to investors. The Bank of New York Mellon has confirmed to the Depositors and TRS that no instance of noncompliance with servicing criterion 1122(d)(3)(i)(A) involved the Trust or investors in the Trust. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions, the adequacy of its remediation efforts or the accuracy of its confirmations.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2017, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Item 16. Form 10-K Summary.

(a)	Not applicable.

EXHIBITS

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 3.2 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

4.1	Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, among American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York Mellon, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.2	First Amendment to Pooling and Servicing Agreement, dated as of September 29, 2017, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, as transferors, American Express Travel Related Services Company, Inc. as servicer, and The Bank of New York Mellon, as trustee and securities intermediary (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 29, 2017, File No. 000-20787-07).

4.3	Amended and Restated Receivables Purchase Agreement, dated as of July 20, 2016, between American Express Centurion Bank and American Express Receivables Financing Corporation III LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.4	Amended and Restated Receivables Purchase Agreement, dated as of July 20, 2016, between American Express Bank, FSB and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.5	Series 2013-1 Supplement, dated as of July 25, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K,dated July 25, 2013, File No. 000-20787-07).

4.6	Series 2013-2 Supplement, dated as of November 13, 2013, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 13, 2013, File No. 000-20787-07).

4.7	Series 2014-1 Supplement, dated as of May 19, 2014, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 19, 2014, File No. 000-20787-07).

4.8	Series 2016-E-II Supplement, dated as of June 7, 2016, supplementing the Pooling and Servicing Agreement, dated May 16, 1996, as amended and restated January 1, 2006, as amended from time to time (incorporated herein by reference to Exhibit 4.02 of Form 8-K, dated June 7, 2016, File No. 000-20787-07).

4.9	Series 2017-1 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.10	Series 2017-2 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.11	Series 2017-3 Supplement, dated as of dated as of April 25, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2017, File No. 000-207897-07).

4.12	Series 2017-4 Supplement, dated as of May 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 30, 2017, File No. 000-20787-07).

4.13	Series 2017-5 Supplement, dated as of July 31, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 31, 2017, File No. 000-20787-07).

4.14	Series 2017-6 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.15	Series 2017-7 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.16	Series 2017-8 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.17	Series 2018-1 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.18	Series 2018-2 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.19	Series 2018-3 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.20	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.21	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.22	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

10.1	Asset Representations Review Agreement, dated as of July 20, 2016, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

10.2	First Amendment to Asset Representations Review Agreement, dated as of February 21, 2017, among American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

10.3	Second Amendment to Asset Representations Review Agreement, dated as of April 25, 2017, among American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc., and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 25, 2017, File No. 000-20787-07).

31.1*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2017 to and including December 31, 2017.

31.2*	Certification of Denise D. Roberts pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2017 to and including December 31, 2017.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Porter Keadle Moore LLC on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of TransCentra, Inc.

35.3*	Servicer Compliance Statement of American Express Centurion Bank.

35.4*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Second Amended and Restated Supplemental Servicing Agreement, dated as of July 20, 2016, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.5 of Form 8-K, dated July 20, 2016, File No, 000-20787-07).

99.2	Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of July 20, 2016, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB, American Express Receivables Financing Corporation III LLC and American Express Receivables Financing Corporation IV LLC (incorporated by reference to Exhibit 4.6 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.4	Amendment No. 1, dated July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.5	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment Agreement Number FLL-05-6-MP01-04, dated March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-05, dated March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.2 of Form S-3, filed March 30, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.10	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.11	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.12	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.13	Amendment Agreement Number AMEND-CW2423241, dated as of October 30, 2016, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2016, File No. 000-20787-07).

99.14	Amendment Agreement Number AMEND-CW2428684, dated as of January 30, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated January 30, 2017, File No. 000-20787-07).

99.15	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 23, 2017, File No. 000-20787-07).

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

Dated: March 26, 2018