Form 10-K
period 2019-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2020-03-25
CIK 1003509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Commission File Number of Depositor: 333-113579-02

Central Index Key Number of Depositor: 0001283434

Central Index Key Number of Sponsor: 0000949348

New York	Not Applicable
(State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(I.R.S. Employer Identification Number of the Issuing Entity)

c/o The Bank of New York Mellon Corporate Trust 240 Greenwich Street New York, New York	10286
(Address of the Principal Executive Offices of the Issuing Entity)	(Zip Code of the Issuing Entity)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 1117 of Regulation AB: Legal proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (“American Express”) are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in American Express’ merchant agreements prohibiting merchants from differentially surcharging American Express cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “nondiscrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, American Express’ motion to compel arbitration of claims brought by merchants who accept American Express cards and to dismiss claims of merchants who do not was granted. The plaintiffs in this action have sought leave to file a motion seeking the right to file an interlocutory appeal.

On February 25, 2020, American Express was named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction prohibiting American Express from enforcing its anti-steering and nondiscrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” American Express intends to vigorously defend the case.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiary, American Express National Bank (“AENB”)), Exela Technologies, Inc. (“Exela”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Credit Account Master Trust for all or a portion of the period covered by this Form 10-K.

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. With regard to servicing criterion 1122(d)(3)(i)(A), The Bank of New York Mellon’s report states that, during the reporting period, certain reports to investors were not prepared in accordance with the timeframes set forth in the related transaction agreements. The Bank of New York Mellon has confirmed to the Depositor and TRS that it remediated the instance of noncompliance related to the Trust by distributing to investors the reports that had not been delivered previously in the manner specified under the related transaction agreements. In addition, The Bank of New York Mellon identifies in its report certain remediation efforts it has taken with respect to the instance of noncompliance with servicing criterion 1122(d)(3)(i)(A), which include:

•	transaction identifiers will be verified and made uniform, as needed, between The Bank of New York Mellon’s investor reporting website and the system that generates investor reports;

•

all desktop procedures for the platform were reviewed to make sure the correct transaction identifiers are listed for all reports that need to be made available to investors on The Bank of New York Mellon’s investor reporting website; and

•	a review of The Bank of New York Mellon’s website was undertaken on the relevant payment dates to verify that all pertinent reports had been successfully posted.

We have not independently verified the accuracy of The Bank of New York Mellon’s assertions, the adequacy of its remediation efforts or the accuracy of its confirmations.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2019, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Exela (through its wholly owned subsidiary, Regulus West, LLC) also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Exela is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Exela defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of Exela’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of Exela or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, AENB, and Exela has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust for all or a portion of the period covered by this Form 10-K. Each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amendment Number One to the Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC, dated as of April 1, 2018 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, dated April 1, 2018, File No. 333-113579-02).

4.1	Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, as Transferor, American Express Travel Related Services Company, Inc., as Servicer and The Bank of New York Mellon, as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.2	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.3	Series 2017-1 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.4	Series 2017-2 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.5	Series 2017-3 Supplement, dated as of dated as of April 25, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2017, File No. 000-207897-07).

4.6	Series 2017-5 Supplement, dated as of July 31, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 31, 2017, File No. 000-20787-07).

4.7	Series 2017-6 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.8	Series 2017-7 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.9	Series 2018-2 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.10	Series 2018-3 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.11	Series 2018-4 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.12	Series 2018-5 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.13	Series 2018-6 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K , dated July 23, 2018, File No. 000-20787-07).

4.14	Series 2018-7 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 23, 2018, File No. 000-20787-07).

4.15	Series 2018-8 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 24, 2018, File No. 000-207897-07).

4.16	Series 2018-9 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 24, 2018, File No. 000-20787-07).

4.17	Series 2019-1 Supplement, dated as of February 14, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 14, 2019, File No. 000-20787-07).

4.18	Series 2019-2 Supplement, dated as of April 29, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 29, 2019, File No. 000-20787-07).

4.19	Series 2019-3 Supplement, dated as of September 23, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 23, 2019, File No. 000-20787-07).

4.20	Series 2019-4 Supplement, dated as of September 23, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 23, 2019, File No. 000-20787-07).

4.21	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.22	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.23	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.24	Omnibus Amendment to Series Supplements, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

31.1*	Certification of Kerri S. Bernstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2019 to and including December 31, 2019.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Exela Technologies, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Plante & Moran, PLLC on Assessment of Compliance with Servicing Criteria relating to Exela Technologies, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Exela Technologies, Inc.

35.3*	Servicer Compliance Statement of American Express National Bank.

99.1	Third Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.2	Second Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.4	Amendment No. 1, dated July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.5	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment Agreement Number FLL-05-6-MP01-04, dated March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-05, dated March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.2 of Form S-3/A, filed March 30, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.10	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.11	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.12	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.13	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporate herein by reference to Exhibit 10.1 of Form 8-K, filed November 1, 2013, File No. 000-20797-07).

99.14	Amendment Agreement Number AMEND-CW2423241, dated as of October 30, 2016, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2016, File No. 000-20787-07).

99.15	Amendment Agreement Number AMEND-CW2428684, dated as of January 30, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed February 3, 2017, File No. 000-20787-07).

99.16	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated February 23, 2017, File No. 000-20787-07).

99.17	Amendment Agreement Number Amend-CW2481418, dated as of December 18, 2019, between American Express Travel Related Services Company, Inc. and Regulus Group LLC (incorporated herein by reference to Exhibit 99.02 of Form 10-D, dated January 15, 2020, File No. 000-20787-07).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Kerri S. Bernstein
	Name:	Kerri S. Bernstein
	Title :	President (Senior officer in charge of securitization)

Dated: March 25, 2020