Form 10-K
period 2020-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2021-03-25
CIK 1003509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

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

Item 1117 of Regulation AB: Legal proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (“American Express”) are subject to various pending and potential legal actions, arbitration proceedings, claims, investigations, examinations, regulatory proceedings, information gathering requests, subpoenas, inquiries and matters relating to compliance with laws and regulations (collectively, legal proceedings).

Based on American Express’ current knowledge, and taking into consideration its litigation-related liabilities, American Express does not believe it is a party to, nor is any of its properties the subject of, any legal proceeding that would have a material adverse effect on its consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings could have a material impact on American Express’ results of operations. Certain legal proceedings involving American Express are described below.

A putative merchant class action in the Eastern District of New York, consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), alleged that provisions in American Express’ merchant agreements prohibiting merchants from differentially surcharging American Express cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. On January 15, 2020, American Express’ motion to compel arbitration of claims brought by merchants who accept American Express and to dismiss claims of merchants who do not was granted. Plaintiffs have appealed part of this decision.

On February 25, 2020, American Express was named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” The case has been stayed pending the outcome of arbitration proceedings.

On January 29, 2019, American Express was named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned Anthony Oliver, et al. v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit cards (but not American Express cards) and allege they paid higher prices as a result of American Express’ anti-steering and non-discrimination provisions in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. The remaining claims in plaintiffs’ complaint arise under the antitrust laws of 11 states and the consumer protection laws of six states.

In July 2004, American Express was named as a defendant in another putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Co., et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages.

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied American Express’ motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification.

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

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. With regard to servicing criterion 1122(d)(2)(vii), The Bank of New York Mellon’s report states that, during the reporting period, certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts. The Bank of New York Mellon identifies in its report certain remediation efforts with respect to the instances of noncompliance with servicing criterion 1122(d)(2)(vii), which include enhancing the procedures and controls around bank reconciliations in order to ensure that such reconciliations are prepared and reviewed timely, as further described in the report. The Bank of New York Mellon has confirmed to the Depositor and TRS that no instance of noncompliance with servicing criterion 1122(d)(2)(vii) involved the Trust or investors in the Trust. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions, the adequacy of its remediation efforts or the accuracy of its confirmations.

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2020, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Exela (through its wholly owned subsidiary, Regulus West, LLC) also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Exela is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Exela defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of Exela’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amendment Number One to the Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC, dated as of April 1, 2018 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, dated April 1, 2018, File No. 333-113579-02).

4.1	Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, as Transferor, American Express Travel Related Services Company, Inc., as Servicer and The Bank of New York Mellon, as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.2	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.3	Series 2017-2 Supplement, dated as of February 21, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated February 21, 2017, File No. 000-20787-07).

4.4	Series 2017-5 Supplement, dated as of July 31, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 31, 2017, File No. 000-20787-07).

4.5	Series 2017-7 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.6	Series 2018-2 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.7	Series 2018-3 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.8	Series 2018-4 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.9	Series 2018-5 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.10	Series 2018-6 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K , dated July 23, 2018, File No. 000-20787-07).

4.11	Series 2018-7 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 23, 2018, File No. 000-20787-07).

4.12	Series 2018-8 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 24, 2018, File No. 000-207897-07).

4.13	Series 2018-9 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 24, 2018, File No. 000-20787-07).

4.14	Series 2019-1 Supplement, dated as of February 14, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 14, 2019, File No. 000-20787-07).

4.15	Series 2019-2 Supplement, dated as of April 29, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 29, 2019, File No. 000-20787-07).

4.16	Series 2019-3 Supplement, dated as of September 23, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 23, 2019, File No. 000-20787-07).

4.17	Series 2019-4 Supplement, dated as of September 23, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 23, 2019, File No. 000-20787-07).

4.18	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.19	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.20	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.21	Omnibus Amendment to Series Supplements, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

31.1*	Certification of Kerri S. Bernstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2020 to and including December 31, 2020.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Exela Technologies, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Plante & Moran, PLLC on Assessment of Compliance with Servicing Criteria relating to Exela Technologies, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Exela Technologies, Inc.

35.3*	Servicer Compliance Statement of American Express National Bank.

99.1	Third Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.2	Second Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.4	Amendment No. 1, dated July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.5	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.6	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8 of Form S-3/A filed March 30, 2006, File No. 333-130508-01).

99.7	Amendment Agreement Number FLL-05-6-MP01-04, dated March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.1 of Form S-3/A, filed March 23, 2006, File No. 333-130508-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-05, dated March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.2 of Form S-3/A, filed March 30, 2006, File No. 333-130508-01).

99.9	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.3 of Form S-3/A filed January 30, 2009, File No. 333-155765-03).

99.10	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.11	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2009, File No. 000-20787-07).

99.12	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 4.8.9 of Form S-3, filed February 2, 2012, File No. 333-179309-03).

99.13	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporate herein by reference to Exhibit 10.1 of Form 8-K, filed November 1, 2013, File No. 000-20797-07).

99.14	Amendment Agreement Number AMEND-CW2423241, dated as of October 30, 2016, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2016, File No. 000-20787-07).

99.15	Amendment Agreement Number AMEND-CW2428684, dated as of January 30, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed February 3, 2017, File No. 000-20787-07).

99.16	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated February 23, 2017, File No. 000-20787-07).

99.17	Amendment Agreement Number Amend-CW2481418, dated as of December 18, 2019, between American Express Travel Related Services Company, Inc. and Regulus Group LLC (incorporated herein by reference to Exhibit 99.02 of Form 10-D, dated January 15, 2020, File No. 000-20787-07).

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

Dated: March 25, 2021