Form 10-K
period 2021-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2022-03-24
CIK 1003509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On February 25, 2020, American Express was named as a defendant in a case filed in the Superior Court of California, Los Angeles County, captioned Laurelwood Cleaners LLC v. American Express Co., et al., in which the plaintiff seeks a public injunction in California prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and from requiring merchants “to offer the service of Amex-card acceptance for free.” The case has been stayed pending the outcome of arbitration proceedings.

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2021, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2021, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Exela (through its wholly owned subsidiary, Regulus West, LLC) also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Exela is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Exela defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of Exela’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amendment Number One to the Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC, dated as of April 1, 2018 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.1	Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, as Transferor, American Express Travel Related Services Company, Inc., as Servicer and The Bank of New York Mellon, as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.2	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.3	Series 2017-5 Supplement, dated as of July 31, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 31, 2017, File No. 000-20787-07).

4.4	Series 2017-7 Supplement, dated as of October 30, 2017, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated October 30, 2017, File No. 000-20787-07).

4.5	Series 2018-2 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.6	Series 2018-3 Supplement, dated as of March 21, 2018, supplementing the Third Amended and Restated Pooling and Servicing Agreement, dated as of July 20, 2016, as amended from time to time (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated March 21, 2018, File No. 000-20787-07).

4.7	Series 2018-5 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.8	Series 2018-7 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 23, 2018, File No. 000-20787-07).

4.9	Series 2018-9 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 24, 2018, File No. 000-20787-07).

4.10	Series 2019-2 Supplement, dated as of April 29, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 29, 2019, File No. 000-20787-07).

4.11	Series 2019-3 Supplement, dated as of September 23, 2019, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 23, 2019, File No. 000-20787-07).

4.12	Series 2021-1 Supplement, dated as of November 17, 2021, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated November 17, 2021, File No. 000-20787-07).

4.13	Series 2022-1 Supplement, dated as of March 18, 2022, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as April 18, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated March 18, 2022, File No. 000-20787-07).

4.14	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.15	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.16	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.17	Omnibus Amendment to Series Supplements, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

31.1*	Certification of Chen Wang pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2021 to and including December 31, 2021.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Exela Technologies, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Plante & Moran, PLLC on Assessment of Compliance with Servicing Criteria relating to Exela Technologies, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Exela Technologies, Inc.

35.3*	Servicer Compliance Statement of American Express National Bank.

99.1	Third Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.2	Second Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 10-D filed November 15, 2021, File No. 000-20787-07).

99.4	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.2 of Form 10-D filed November 15, 2021, File No.000-20787-07).

99.5	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.3 of Form 10-D filed November 15, 2021, File No. 000-20787-07).

99.6	Amendment Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.4 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.7	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.5 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.8	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.6 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.9	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.7 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.10	Amendment Agreement Number Amend-CW2481418, dated as of December 18, 2019, between American Express Travel Related Services Company, Inc. and Regulus Group LLC (incorporated herein by reference to Exhibit 99.02 of Form 10-D, filed January 15, 2020, File No. 000-20787-07).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION III LLC, Depositor

By:	/s/ Chen Wang
Name: Chen Wang
Title : President (Senior officer in charge of securitization)

Dated: March 24, 2022