Form 10-K
period 2022-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2023-03-28
CIK 1003509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Rule 405 of Regulation S-T is not applicable.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

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

Based on American Express’ current knowledge, and taking into consideration its litigation-related liabilities, American Express does not believe it is a party to, nor are any of its properties the subject of, any legal proceeding that would have a material adverse effect on its consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, it is possible that the outcome of legal proceedings could have a material impact on its results of operations. Certain legal proceedings involving American Express are described below.

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

On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. An amended complaint was filed on July 15, 2016. On September 30, 2016, the court denied American Express’ motion to dismiss as to claims brought by merchants who do not accept American Express cards, and on May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification.

In July 2004, American Express was named as a defendant in a putative class action filed in the Southern District of New York and subsequently transferred to the Eastern District of New York, captioned The Marcus Corporation v. American Express Co., et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. The plaintiffs in this action seek injunctive relief and an unspecified amount of damages.

In May 2020, American Express began responding to a review by the Office of the Comptroller of the Currency (OCC) and the Department of Justice (DOJ) Civil Division regarding historical sales practices relating to sales to small business customers in the United States. In January 2021, American Express received a grand jury subpoena from the United States Attorney’s Office for the Eastern District of New York (EDNY) regarding these sales practices issues, as well as a Civil Investigative Demand from the Consumer Protection Bureau (CFPB) pertaining to its investigation into sales practices related to consumers. In January 2023, the CFPB notified us that its investigation was completed and that it does not intend to recommend an enforcement action be taken against American Express at this time. The OCC, DOJ and EDNY reviews and investigations are ongoing and could result in enforcement actions or other regulatory proceedings against American Express seeking fines or other remedial actions. American Express is cooperating with all inquiries.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

Not Applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiary, American Express National Bank (“AENB”)), Exela Technologies, Inc. (for itself and its wholly owned subsidiaries) (individually and collectively, “Exela”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust for all or a portion of the period covered by this Form 10-K.

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2022, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Exela: Exela’s Report on Assessment states that Exela has complied in all material respects with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB as of and for the year ended December 31, 2022, except for the period from June 19, 2022 through June 27, 2022.

According to Exela’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the Securities and Exchange Commission on August 12, 2022 (the “Exela Form 10-Q”), Exela experienced a network security incident impacting certain of its operational and information technology systems in late June 2022, which caused Exela to take large parts of its network offline, disrupting some access to its applications and services (the “network outage”). As a result of the network outage, paper payment remittances, including Trust remittances representing a limited volume of total Trust remittances, were not timely processed and recorded by Exela as contemplated by Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB for the nine-day period from June 19, 2022 through June 27, 2022. The interruption of paper payment processing during the network outage did not impact any investor payments, and the impact of the network outage was limited to the servicing criteria applicable to Exela. In the Exela Form 10-Q, Exela described certain remediation efforts with respect to the network outage, including its initiation of its response and containment protocols, and efforts to identify, contain and recover from the network outage quickly and securely. We have not independently verified the accuracy of Exela’s disclosure or the adequacy of its remediation efforts.

In an effort to reduce its reliance on a single provider of paper payment remittance processing, TRS has onboarded an additional third party to perform such services.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2022, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Exela (through its wholly owned subsidiary, Regulus West, LLC) also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Exela is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Exela defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of Exela’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

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

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).

3.2	Amendment Number One to the Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC, dated as of April 1, 2018 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.1	Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York Mellon, as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.2	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

4.3	Series 2018-5 Supplement, dated as of May 21, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K , dated May 21, 2018, File No. 000-20787-07).

4.4	Series 2018-7 Supplement, dated as of July 23, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 23, 2018, File No. 000-20787-07).

4.5	Series 2018-9 Supplement, dated as of September 24, 2018, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 24, 2018, File No. 000-20787-07).

4.6	Series 2021-1 Supplement, dated as of November 17, 2021, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated November 17, 2021, File No. 000-20787-07).

4.7	Series 2022-1 Supplement, dated as of March 18, 2022, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated March 18, 2022, File No. 000-20787-07).

4.8	Series 2022-2 Supplement, dated as of May 24, 2022, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 24, 2022, File No. 000-20787-07).

4.9	Series 2022-3 Supplement, dated as of August 16, 2022, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated August 16, 2022, File No. 000-20787-07).

4.10	Series 2022-4 Supplement, dated as of November 3, 2022, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated November 3, 2022, File No. 000-20787-07).

4.11	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).

4.12	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).

4.13	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).

4.14	Omnibus Amendment to Series Supplements, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

31.1*	Certification of Chen Wang pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2022 to and including December 31, 2022.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Exela Technologies, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Plante & Moran, PLLC on Assessment of Compliance with Servicing Criteria relating to Exela Technologies, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Exela Technologies, Inc.

35.3*	Servicer Compliance Statement of American Express National Bank.

99.1	Third Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.2	Second Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

99.3	Remittance Processing Services Agreement, dated as of October 25, 1999, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.1 of Form 10-D filed November 15, 2021, File No. 000-20787-07).

99.4	Amendment No. 2, dated June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.2 of Form 10-D filed November 15, 2021, File No.000-20787-07).

99.5	Amendment Agreement Number NYC-0-06-2807, dated August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.3 of Form 10-D filed November 15, 2021, File No. 000-20787-07).

99.6	Amendment Agreement Number NYC-0-06-2162-02, dated October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.4 of Form 8-K, dated November 15, 2021, File No. 000-20787-07).

99.7	Amendment Agreement Number AMEND-CW170596, dated October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.5 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.8	Amendment Agreement Number AMEND-CW2268976, dated October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.6 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.9	Amendment Agreement Number AMEND-CW2392916, dated February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated herein by reference to Exhibit 10.7 of Form 10-D, filed November 15, 2021, File No. 000-20787-07).

99.10	Amendment Agreement Number Amend-CW2481418, dated December 18, 2019, between American Express Travel Related Services Company, Inc. and Regulus Group LLC (incorporated herein by reference to Exhibit 99.02 of Form 10-D, filed January 15, 2020, File No. 000-20787-07).

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

Dated: March 28, 2023