Form 10-K
period 2025-12-31
AMERICAN EXPRESS CREDIT ACCOUNT MASTER TRUST
filed 2026-03-20
CIK 1003509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Central Index Key Number of Sponsor: 0000949348
AMERICAN EXPRESS NATIONAL BANK
(Exact name of Sponsor as specified in its charter)
New York (State or other Jurisdiction of Incorporation or Organization of the Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of the Issuing Entity)
c/o The Bank of New York Mellon 240 Greenwich Street, Floor 7 East New York, New York (Address of the Principal Executive Offices of the Issuing Entity)	10286 (Zip Code of the Issuing Entity)
(212) 815-2483
(Telephone Number, including area code of the Issuing Entity)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES   ☐   NO ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
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
Based on American Express’ current knowledge, and taking into consideration its litigation-related liabilities, American Express does not believe it is a party to, nor are any of its properties the subject of, any legal proceeding that would have a material adverse effect on its consolidated financial condition or liquidity. However, in light of the uncertainties involved in such matters, including the fact that some pending legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties or fines, it is possible that the outcome of legal proceedings could have a material impact on its results of operations. Certain legal proceedings involving American Express or its subsidiaries are described below.
On September 30, 2024, American Express was named as a defendant in a case filed in the United States District Court for the District of Massachusetts, captioned Pizza Hazel, Inc., et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in American Express’ merchant agreements violate federal antitrust law and that the arbitration provision in American Express’ merchant agreements violates federal antitrust law to the extent it prevents antitrust challenges to its anti-steering and non-discrimination provisions. Plaintiffs seek, on behalf of themselves and a class of merchants that accept through the OptBlue Program, unspecified damages and an injunction prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and prohibiting American Express from enforcing its arbitration provision to the extent the arbitration provision prevents antitrust challenges to its anti-steering and non-discrimination provisions. The court rejected American Express’ motion to compel the case to arbitration; American Express has appealed the decision to the Court of Appeals for the First Circuit.
On March 21, 2024, American Express was named as a defendant in a case filed in the United States District Court for the District of Rhode Island, captioned 5-Star General Store aka Bento LLC, et al. v. American Express Co., et al., in which plaintiffs allege that the anti-steering and non-discrimination provisions in American Express’ merchant agreements violate federal antitrust law and seek, on behalf of themselves and a class of merchants, an injunction prohibiting American Express from enforcing its anti-steering and non-discrimination provisions and a declaration that American Express has violated antitrust laws. The court rejected American Express’ motion to compel the case to arbitration; American Express has appealed the decision to the Court of Appeals for the First Circuit.
On January 29, 2019, American Express was named in a putative class action brought in the United States District Court for the Eastern District of New York, captioned David Moskowitz, et al. (formerly Oliver) v. American Express Company and American Express Travel Related Services Company Inc., in which the plaintiffs are holders of MasterCard, Visa and/or Discover credit and/or debit cards (but not American Express cards) and allege they paid higher prices as a result of the anti-steering and non-discrimination provisions in American Express’ merchant agreements in violation of federal antitrust law and the antitrust and consumer laws of various states. Plaintiffs seek unspecified damages and other forms of relief. The court dismissed plaintiffs’ federal antitrust claim, numerous state antitrust and consumer protection claims and their unjust enrichment claim. For the remaining state antitrust or consumer protection claims, the court certified classes for (i) holders of Visa and MasterCard debit cards in eight states and Washington, D.C.; and (ii) holders of Visa, MasterCard and Discover credit cards that do not offer rewards or charge an annual fee in two states and Washington, D.C. After trial in August 2025, the jury returned a verdict finding in favor of American Express on all claims except an Illinois consumer law claim for the class of non-rewards credit card holders in Illinois for which the jury awarded $12.5 million in damages. American Express has reached an agreement with the class representatives to settle all claims in this action, which is subject to court approval.
On March 8, 2016, plaintiffs B&R Supermarket, Inc. d/b/a Milam’s Market and Grove Liquors LLC, on behalf of themselves and others, filed a suit, captioned B&R Supermarket, Inc. d/b/a Milam’s Market, et al. v. Visa Inc., et al., for violations of the Sherman Antitrust Act, the Clayton Antitrust Act, California’s Cartwright Act and unjust enrichment in the United States District Court for the Northern District of California, against American Express Company, other credit and charge card networks, other issuing banks and EMVCo, LLC. Plaintiffs allege that the defendants, through EMVCo, conspired to shift liability for fraudulent, faulty and otherwise rejected consumer credit card transactions from themselves to merchants after the implementation of EMV chip payment terminals. Plaintiffs seek damages and injunctive relief. On May 4, 2017, the California court transferred the case to the United States District Court for the Eastern District of New York. On August 28, 2020, the court granted plaintiffs’ motion for class certification. On August 14, 2024, the court granted American Express’ motion to compel arbitration as to class members who are subject to American Express’ merchant agreements, but did not stay the claims pending arbitration. On November 15, 2024, American Express appealed to the Court of Appeals for the Second Circuit requesting a stay of all claims against American Express that are subject to arbitration. On March 31, 2025, American Express reached an agreement with the class representatives to settle this action, which is subject to court approval.
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
Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2025, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. American Express has not independently verified the accuracy of The Bank of New York Mellon’s assertions or the related attestations of its registered independent public accounting firm.
Vendors
A Servicing Participant may engage one or more vendors, who are not considered servicers for purposes of Regulation AB, to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. Generally in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment.
Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.
No Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.
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
In its Report on Assessment attached as Exhibit 33.1 to this Form 10-K, TRS defines its platform to include all asset-backed securities transactions backed by credit and charge card receivables issued by the American Express Credit Account Master Trust and the American Express Issuance Trust II for which TRS acted as Servicer, where the related asset-backed securities were outstanding during the Reporting Period. During 2025, TRS’ activities with respect to the platform included paper payment remittance processing services and billing dispute services performed through TRS’ proprietary facilities.
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
Exhibits

Exhibit Index
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).
Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3/A, filed April 20, 2004, File No. 333-113579).
3.2	Amendment Number One to the Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation III LLC, dated as of April 1, 2018 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
4.1	Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York Mellon, as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
4.2	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
4.3	Series 2023-1 Supplement, dated as of June 14, 2023, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated June 14, 2023, File No. 000-20787-07).
4.4	Series 2023-2 Supplement, dated as of June 14, 2023, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated June 14, 2023, File No. 000-20787-07).
4.5	Series 2023-3 Supplement, dated as of September 19, 2023, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated September 19, 2023, File No. 000-20787-07).
4.6	Series 2023-4 Supplement, dated as of September 19, 2023, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated September 19, 2023, File No. 000-20787-07).
4.7	Series 2024-1 Supplement, dated as of April 23, 2024, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 23, 2024, File No. 000-20787-07).
4.8	Series 2024-2 Supplement, dated as of April 23, 2024, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 23, 2024, File No. 000-20787-07).
4.9	Series 2024-3 Supplement, dated as of July 23, 2024, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 23, 2024, File No. 000-20787-07).

Exhibit Number	Description
4.10	Series 2025-1 Supplement, dated as of February 11, 2025, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated February 11, 2025, File No. 000-20787-07).
4.11	Series 2025-2 Supplement, dated as of May 13, 2025, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated May 13, 2025, File No. 000-20787-07).
4.12	Series 2025-3 Supplement, dated as of May 13, 2025, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated May 13, 2025, File No. 000-20787-07).
4.13	Series 2025-4 Supplement, dated as of July 22, 2025, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated July 22, 2025, File No. 000-20787-07).
4.14	Series 2025-5 Supplement, dated as of July 22, 2025, supplementing the Fourth Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2018, as amended from time to time (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 22, 2025, File No. 000-20787-07).
4.15	Omnibus Amendment to Group II Series Supplements, dated as of October 2, 2009, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated October 2, 2009, File No. 000-20787-07).
4.16	Omnibus Amendment to Series Supplements, dated as of January 29, 2014, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated January 29, 2014, File No. 000-20787-07).
4.17	Omnibus Amendment to Series Supplements, dated as of July 20, 2016, among American Express Receivables Financing Corporation II, American Express Receivables Financing Corporation III LLC, American Express Receivables Financing Corporation IV LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated July 20, 2016, File No. 000-20787-07).
4.18	Omnibus Amendment to Series Supplements, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation III LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
31.1*	Certification of Christa Marvelli pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2025 to and including December 31, 2025.
33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

Exhibit Number	Description
33.2*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.
34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.
34.2*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.
35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.
35.2*	Servicer Compliance Statement of American Express National Bank.
99.1	Third Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).
99.2	Second Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation III LLC (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 000-20787-07).

(c)
Not applicable.

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

Dated: March 20, 2026